Form 10-Q
period 2018-03-31
GraniteShares Platinum Trust
filed 2018-05-10
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to _____________

Commission File Number: 333-221325

GRANITESHARES PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	82-6644954
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o GraniteShares Inc
30 Vesey Street, 9th Floor
New York, New York 10007
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(646) 876-5096

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 7, 2018, the Registrant had 45,000 Shares outstanding.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2018

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities (Unaudited)

at March 31, 2018(1)

Amounts in 000’s of US$ except share and per share data	March 31, 2018
Assets
Investment in platinum, at fair value(2)	$4,210
Total Assets	$4,210

Liabilities
Fees payable to Sponsor	$2
Total Liabilities	2
Net Assets	$4,208

Shares issued and outstanding(3)	45,000
Net asset value per Share	$93.51

(1) No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

(2) Cost of investment in platinum: $4,408.

(3) No par value, unlimited amount authorized.

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the period ended March 31, 2018(1)

Amounts in 000’s of US$, except per share data	Period Ended Mar-31, 2018

Expenses
Sponsor fees	$3
Total expenses	$3
Net investment loss	$(3)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	—
Platinum distributed for the redemption of Shares	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	$(198)
Net realized and unrealized gain (loss)	$(198)
Net increase (decrease) in net assets resulting from operations	$(201)

Net increase (decrease) in net assets per share	$(5.29)
Weighted average number of shares (in 000’s)	38

(1) No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the period ended March 31, 2018(1)

Amounts in 000’s of US$	Period Ended Mar-31, 2018
Net Assets – beginning of period(2)	$2,913
Creations	1,496
Redemptions	—
Net investment gain (loss) (3)	(3)
Net realized gain (loss) from platinum distributed for redemptions	—
Net change in unrealized gain (loss) on investment in platinum	(198)
Net Assets – end of period	$4,208

(1) No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

(2) Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

(3) No payments were made to the Sponsor during the period.

See Notes to the Financial Statements

Financial Highlights (Unaudited)
For the period ended March 31, 2018(1)

Per Share Performance (for a Share outstanding throughout the entire period)	Period Ended Mar-31, 2018

Net asset value per Share at beginning of period(2)	$98.10
Net investment gain (loss)	(0.09)
Net realized and unrealized gain (loss) on investment in platinum	(4.50)
Net change in net assets from operations	(4.59)
Net asset value per Share at end of period	$93.51

Total return ratio, at net asset value(3)	(4.68)%

Net assets ($000’s)	$4,208

Ratio to average net assets
Net investment loss (4)	(0.50)%
Expenses (4)	0.50%

(1) No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

(2) Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

(3) Percentage not annualized.

(4) Percentage annualized.

See Notes to the Financial Statements

4

Schedule of Investments (Unaudited)

At March 31, 2018(1)

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2018	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,497.615	$4,408	$4,210	100.05%
Total investment		$4,408	$4,210	100.05%
Liabilities in excess of other assets			$(2)	(0.05)%
Net assets			$4,208	100.00%

(1) No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Notes to the Financial Statements (Unaudited)

1. Organization

GraniteShares Platinum Trust (the “Trust”) is an investment trust formed on January 11, 2018 under New York law pursuant to a trust indenture. The Sponsor of the Trust, GraniteShares LLC (the “Sponsor”), is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

The objective of the Trust is for the value of the Shares to reflect, at any given time, the value of the assets owned by the Trust at that time less the Trust’s accrued expenses and liabilities as of that time. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in platinum.

The fiscal year end for the Trust is June 30.

Undefined capitalized terms shall have the meaning as set forth in the registration statement.

2. Significant accounting policies

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires those responsible for preparing financial statements to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates.

The following is a summary of significant accounting policies followed by the Trust.

2.1 Valuation of platinum

The Trust follows the provisions of ASC 820, Fair Value Measurements (“ASC 820”). ASC 820 provides guidance for determining fair value and requires increased disclosure regarding the inputs to valuation techniques used to measure fair value. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

LBMA Platinum Price PM is the price per troy ounce of platinum, stated in U.S. dollars, determined by the LME, following an auction process starting after 2:00 p.m. (London time), on each day that the London platinum market is open for business, and announced by the LME shortly thereafter.

The per Share amount of platinum exchanged for a purchase or redemption is calculated daily by the Trustee, using the LBMA Platinum Price PM to calculate the platinum amount in respect of any liabilities for which covering platinum sales have not yet been made, and represents the per Share amount of platinum held by the Trust, after giving effect to its liabilities, to cover expenses and liabilities and any losses that may have occurred.

ASC 820 establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value. The three levels of inputs are as follows:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the Trust has the ability to access.

Level 2: Observable inputs other than quoted prices included in level 1 that are observable for the asset or liability either directly or indirectly. These inputs may include quoted prices for the identical instrument on an inactive market, prices for similar instruments and similar data.

Level 3: Unobservable inputs for the asset or liability to the extent that relevant observable inputs are not available, representing the Trust’s own assumptions about the assumptions that a market participant would use in valuing the asset or liability, and that would be based on the best information available.

The Trustee categorizes the Trust’s investment in platinum as a level 1 asset within the ASC 820 hierarchy.

2.2 Expenses, realized gains and losses

The Trust’s only ordinary recurring fee is expected to be the fee paid to the Sponsor, which will accrue daily at an annualized rate equal to 0.50% of the adjusted daily net asset value of the Trust, paid monthly in arrears.

The Sponsor has agreed to assume administrative and marketing expenses incurred by the Trust, including the Trustee’s monthly fee and out of pocket expenses, the Custodian’s fee and the reimbursement of the Custodian’s expenses, exchange listing fees, United States Securities and Exchange Commission (the “SEC”) registration fees, printing and mailing costs, audit fees and certain legal expenses.

As of March 31, 2018, the fees payable to the Sponsor were $1,824.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2018.

Unless otherwise directed by the Sponsor, when selling platinum the Trustee will endeavor to sell at the price established by the LBMA PM Platinum Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the next LBMA PM Platinum Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

Realized gains and losses result from the transfer of platinum for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of platinum transferred.

2.3 Platinum. Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within two business days of the trade date.

2.4 Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 15,000 Shares (a block of 15,000 Shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of platinum represented by the Baskets being created or redeemed, the amount of which will be based on the combined ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

Orders to create and redeem Baskets may be placed only by Authorized Participants. An Authorized Participant must: (1) be a registered broker-dealer or other securities market participant, such as a bank or other financial institution, which, but for an exclusion from registration, would be required to register as a broker-dealer to engage in securities transactions, (2) be a participant in DTC, and (3) must have an agreement with the Custodian establishing an unallocated account in London or have an existing unallocated account meeting the standards described herein. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with the Sponsor and the Trustee. The Authorized Participant Agreement provides the procedures for the creation and redemption of Baskets and for the delivery of the platinum required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by the Trustee and the Sponsor, without the consent of any investor or Authorized Participant. A transaction fee of $500 will be assessed on all creation and redemption transactions. Multiple Baskets may be created on the same day, provided each Basket meets the requirements described below and that the Custodian is able to allocate platinum to the Trust Allocated Account such that the Trust Unallocated Account holds no more than 192 ounces of platinum at the close of a business day.

Authorized Participants who make deposits with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of shares.

2.5 Income Taxes

The Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended March 31, 2018(1).

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of January 11, 2018(2)	3,000.000	$2,913
Platinum contributed	1,499.359	1,496
Platinum distributed	(1.744)	(1)
Change in unrealized depreciation	-	(198)
Ending balance as of March 31, 2018	4,497.615	$4,210

(1) No comparative data has been provided as operations commenced on January 11, 2018. See Note 1.

(2) Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

4. Related parties – Sponsor, Trustee and Custodian

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and out-of-pocket expenses, the custodian’s fee and reimbursement of the custodian expenses, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $100,000 per annum in legal fees and expenses. The Sponsor’s fee is payable at an annualized rate of 0.50% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears.

The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee at its discretion for a stated period of time. Presently, the Sponsor does not intend to waive any part of its fee.

Affiliates of the Trustee, as well as affiliates of the Custodian, may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

At the date of formation of the Trust, there were no amounts payable to related parties.

5. Concentration of risk

In accordance with Statement of Position No. 94-6, Disclosure of Certain Significant Risks and Uncertainties, the Trust’s sole business activity is the investment in platinum. Several factors could affect the price of platinum, including: (i) global platinum supply and demand, which is influenced by factors such as production and cost levels in major platinum-producing countries, recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand; (ii) investors’ expectations with respect to the rate of inflation; (iii) currency exchange rates; (iv) interest rates; (v) investment and trading activities of hedge funds and commodity funds; and (vi) global or regional political, economic or financial events and situations. In addition, there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and results of operations.

6. Indemnification footnote

Under the Trust’s organizational documents, each of the Trustee (and its directors, officers, employees, shareholders, agents and affiliates) and the Sponsor (and its members, managers, directors, officers, employees, agents and affiliates) is indemnified against any liability, loss or expense it incurs without (i) gross negligence, bad faith, willful misconduct or willful misfeasance on its part in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement or any such other agreement and (ii) reckless disregard on its part of its obligations and duties under the Trust Agreement or any such other agreement. Such indemnity shall also include payment from the Trust of the reasonable costs and expenses incurred by the indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefor. In addition, the Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Sponsor shall be entitled to reimbursement by the Trust. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

7. Subsequent events

Management has evaluated the events and transactions that have occurred through the date the financial statements were issued and noted no items requiring adjustment of the financial statements or additional disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included in Item 1 of Part I of this Form 10-Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. Except as required by applicable disclosure laws, neither the Sponsor, nor any other person assumes responsibility for the accuracy or completeness of any forward-looking statements. Neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a common law trust, formed under the laws of the state of New York on January 11, 2018. The Trust is not managed like a corporation or an active investment vehicle. It does not have any officers, directors, or employees and is administered by the Trustee pursuant to the Trust Agreement. The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. It does not hold or trade in commodity futures contracts, nor is it a commodity pool, or subject to regulation as a commodity pool operator or a commodity trading adviser in connection with issuing Shares.

The Trust holds platinum and is expected to issue Baskets in exchange for deposits of platinum, and to distribute platinum in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of platinum, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost effective investment relative to traditional means of investing in platinum.

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum and only in aggregations of 15,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PLTM”.

Valuation of Platinum; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the platinum held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the platinum held by the Trust using that day’s LBMA Platinum Price PM. If there is no announced LBMA Platinum PM on a business day, the Trustee is authorized to use that day’s LBMA Platinum Price AM. Having valued the platinum held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the platinum and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

Liquidity and Capital Resources

The Trust is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to result in material changes to its liquidity needs. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s Fee.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2018 the Trust did not have any cash balances.

Off-Balance Sheet Arrangements

The Trust has no off-balance sheet arrangements.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below, the Trust describes the valuation of platinum bullion, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended March 31, 2018

The Trust’s net asset value grew from $2,943,000, an amount that represents the initial deposit made on January 11, 2018 to $4,208,059 on March 31, 2018, a 43% increase. The increase in the Trust’s net asset value was due primarily to an increase in the number of shares outstanding from 30,000 to 45,000 over this period. The share increase was a result of 15,000 shares being created (1 basket) and no redemptions over this period. The increase in the Trust’s net assets was partially offset by a decrease in the price of platinum, which fell 4.59% from $981.00 on January 11, 2018 to $936.00 on March 31, 2018.

The 4.68% decrease in the Trust’s net asset value per share from $98.10 at January 11, 2018 to $93.51 at March 31, 2018 is directly related to the 4.59% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $3,501 for the period, or 0.09% of the Trust’s average weighted assets of $3,703,209 during the period. The net assets value per share of $101.69 on January 26, 2018 was the highest during the period, compared with a low during the period of $93.51 on March 31, 2018.

Net decrease in net assets resulting from operations for the period ended March 31, 2018 was $201,387, resulting primarily from an unrealized loss on investment in platinum of $197,887. Other than the Sponsor’s fees of $3,501, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor, performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report. Such disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported, within the time period specified in the applicable rules and forms, and that such information is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There has been no change in the internal control over financial reporting that occurred during the fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 12 “Risk Factors” in our prospectus dated August 29, 2017, filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-219319, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2018: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2018	0	0
February 2018	0	0
March 2018	0	0
Total	0	0

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 7, 2018	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 7, 2018	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

