Form 10-K
period 2018-06-30
GraniteShares Platinum Trust
filed 2018-08-31
CIK 1690842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38349

GRANITESHARES PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	82-6644954
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o GRANITESHARES LLC
205 Hudson Street – 7th floor New York, NY	10013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(646) 876 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
GraniteShares Platinum Shares	NYSE Arca

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non accelerated filer	[ ]	Smaller reporting company	[ ]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2018 as reported by the NYSE Arca, Inc. on that date: $3,820,887.

As of August 30, 2018, GraniteShares Platinum Trust has 45,000 GraniteShares Platinum Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and within the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements usually include the words, “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “projects,” “understands” and other words suggesting uncertainty. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Additional significant uncertainties and other factors affecting forward-looking statements are presented in the Risk Factors section herein.

PART I

Item 1. Business

The purpose of the GraniteShares Platinum Trust (the “Trust”) is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of platinum bullion. The Trust was formed on January 11, 2018 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 15,000 Shares).

The sponsor of the Trust is GraniteShares LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank Plc (the “Custodian”).

The Trust’s Shares at redeemable value increased from $2,943,000, at January 11, 2018 to $3,820,888 at June 30, 2018, the Trust’s fiscal year end. Outstanding Shares in the Trust increased from 30,000 at January 11, 2018 to 45,000 at June 30, 2018.

The Trust is not managed like a corporation or an active investment vehicle. The Trust has no directors, officers or employees. It does not engage in any activities designed to obtain a profit from or to improve the losses caused by changes in the price of platinum. The platinum held by the Trust will only be delivered to pay the remuneration due to the Sponsor (the “Sponsor’s Fee”), distributed to Authorized Participants (defined below) in connection with the redemption of Baskets or sold (1) on an as-needed basis to pay Trust expenses not assumed by the Sponsor, (2) in the event the Trust terminates and liquidates its assets, or (3) as otherwise required by law or regulation.

The Trust is not registered as an investment company under the Investment Company Act of 1940 and is not required to register under such act. The Trust does not and will not hold or trade in commodities futures contracts, “commodity interests” or any other instruments regulated by the Commodity Exchange Act (the “CEA”), as administered by the Commodity Futures Trading Commission (the “CFTC”). The Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”, and neither the Sponsor nor the Trustee is subject to regulation as a commodity pool operator or a commodity trading advisor in connection with the Shares. The Trust has no fixed termination date.

The Sponsor of the registrant maintains an Internet website at www.graniteshares.com, through which the registrant’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are made available free of charge as soon as reasonably practicable after they have been filed or furnished to the Securities and Exchange Commission (the “SEC”). Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

Trust Objective

The objective of the Trust is for the value of the Shares to reflect, at any given time, the value of the assets owned by the Trust at that time less the Trust’s accrued expenses and liabilities as of that time. The Shares are intended to constitute a simple and cost-effective means of making an investment similar to an investment in platinum. An investment in allocated physical platinum bullion requires expensive and sometimes complicated arrangements in connection with the assay, transportation and warehousing of the metal. Traditionally, such expense and complications have resulted in investments in physical platinum bullion being efficient only in amounts beyond the reach of many investors. The Shares have been designed to remove the obstacles represented by the expense and complications involved in an investment in physical platinum bullion, while at the same time having an intrinsic value that reflects, at any given time, the price of the assets owned by the Trust at such time less the Trust expenses and liabilities. Although the Shares are not the exact equivalent of an investment in platinum, they provide investors with an alternative that allows a level of participation in the platinum market through the securities market.

Advantages of investing in the Shares include:

Minimal credit risk.

The Shares represent an interest in physical platinum owned by the Trust (other than up to a maximum of 192 ounces of platinum held in unallocated form) and held in physical custody at the Custodian. Physical platinum of the Trust in the Custodian’s possession is not subject to borrowing arrangements with third parties. Other than the platinum temporarily being held in an unallocated platinum account of the Trust in connection with deposits and an amount of platinum comprising less than 192 ounces which may be held in the unallocated platinum account of the Trust on an ongoing basis, the net assets of the Trust will consist solely of the physical platinum, which is not subject to counterparty or credit risks. This contrasts with most other financial products that gain exposure to precious metals through the use of derivatives that are subject to counterparty and credit risks.

Backed by platinum held by the Custodian on behalf of the Trust.

As noted above, the Shares are backed primarily by allocated physical platinum bullion identified as the Trust’s property in the Custodian’s books. The Trust arrangements contemplate that no Shares can be issued unless the corresponding amount of platinum has been deposited into the Trust. Once deposited into the Trust, platinum is only removed from the Trust if (i) sold to pay Trust expenses (such as the Sponsor’s Fee and any other expenses not assumed by the Sponsor) or liabilities to which the Trust may be subject, or (ii) transferred from the Trust’s account to an Authorized Participant’s account in exchange for one or more Baskets of Shares surrendered for redemption.

Ease and flexibility of investment.

Retail investors may purchase and sell Shares through traditional brokerage accounts. Because the amount of platinum corresponding to a Share is significantly less than the minimum amounts of physical platinum bullion that are commercially available for investment purposes, the cash outlay necessary for an investment in Shares should be less than the amount required for currently existing means of investing in physical platinum bullion. Shares are eligible for margin accounts.

Relatively cost efficient.

Although the return, if any, of an investment in the Shares is subject to the additional expenses of the Trust, including the Sponsor’s Fee, the Trustee’s Fee, the Custodian’s Fee, and to other costs and expenses not assumed by the Sponsor which would not be incurred in the case of a direct investment in platinum, the Shares may represent a cost-efficient alternative for investors not otherwise in a position to participate directly in the market for allocated physical platinum bullion, because the expenses involved in an investment in allocated physical platinum bullion through the Shares are dispersed among all holders of Shares.

Overview of the platinum industry

Introduction

This section provides a brief introduction to the platinum industry by looking at some of the key participants and detailing the primary sources of demand and supply.

Platinum Group Metals

Platinum and palladium are the two best known metals of the six platinum group metals (PGMs). Platinum and palladium have the greatest economic importance and are found in the largest quantities. The other four—iridium, rhodium, ruthenium and osmium—are produced only as co-products of platinum and palladium.

Primary sources of supply and demand

Main demand for platinum is mainly autocatalyst and jewelry. It is sourced through mining (80%) and recycling (20%).

The Mining and Producer Sector

This group includes mining companies that specialize in PGM production. PGMs are found primarily in South Africa (71% of the total mine production) and Russia (11% of the total mine production).

Autocatalyst

Autocatalyst is the main source of demand for platinum, with approximately 42% of the total demand, and is used primarily for diesel engines. Recycling autocatalyst is also a significant source of supply, with 14% of the total supply.

Jewelry

Jewelry is the second source of demand for platinum, representing approximately 28% of the total demand. Recycling jewelry accounts for approximately 7% of the total supply.

World Platinum Supply and Demand 2008–2017

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported by the GFMS Platinum Group Metals Survey 2017 published by Thomson Reuters.

(000 ounces)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Supply Mine Production
South Africa	4,676	4,603	4,750	4,740	4,182	4,368	3,220	4,522	4,283	4,252
Russia	830	793	785	818	803	741	687	721	678	708
North America	342	294	238	389	338	337	397	365	396	363
Others	309	358	411	457	472	565	541	529	610	598
Total Mine Production	6,156	6,048	6,183	6,404	5,796	6,011	4,844	6,137	5,966	5,922
Autocatalyst Scrap	1,007	786	904	996	927	1,050	1,093	1,065	1,126	1,187
Old Jewelry Scrap	966	542	681	778	864	752	731	679	695	661
Total Supply	8,130	7,377	7,768	8,178	7,587	7,813	6,669	7,881	7,788	7,769
Demand
Autocatalysts	3,575	2,539	3,017	3,094	2,960	2,952	3,086	3,157	3,196	3,255
Jewelry	1,847	2,678	2,291	2,420	2,595	2,744	2,662	2,597	2,318	2,204
Chemical	341	283	482	487	398	435	587	439	588	573
Electronics	292	278	283	256	227	202	195	183	178	197
Glass	507	91	505	338	361	22	-71	189	274	333
Petroleum	191	163	168	144	126	107	122	96	135	172
Other Industrial	456	431	494	559	621	649	700	681	742	784
Retail Investment	452	313	95	312	282	136	141	582	550	303
Total Demand	7,662	6,776	7,335	7,610	7,571	7,247	7,423	7,924	7,981	7,922
Physical Surplus / (Deficit )	468	601	434	568	16	566	-754	-42	-193	-53
Stock Movements	-402	281	-579	-256	-538	-1,891	1,079	142	35	15
of which ETF Release/ (Build)	-102	-384	-579	-156	-238	-891	-221	192	-15	15
Net Balance	65	882	-146	312	-522	-1,325	325	99	-158	-38

Source: GFMS, Thomson Reuters

Historical Chart of the Price of Platinum

The price of platinum is volatile and its fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past, and any past or present trends, are not a reliable indicator of future movements.

Source: Bloomberg

Operation of the platinum market

The global trade in platinum consists of Over-the-Counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

Over-the-Counter Market

Most trading in physical platinum is conducted on the OTC market, predominantly in Zurich and London. The LPPM coordinates various OTC market activities, including clearing and vaulting, acts as the principal intermediary between physical platinum market participants and the relevant regulators, promotes good trading practices and develops standard market documentation. In addition, the LPPM promotes refining standards for the platinum market by maintaining the “London/Zurich Good Delivery List,” which are the lists of LPPM accredited melters and assayers of platinum.

The basis for settlement and delivery of a spot trade is payment (generally in U.S. dollars) two business days after the trade date against delivery. Delivery of the platinum can either be by physical delivery or through the clearing systems to an unallocated account. The unit of trade in London and Zurich is the troy ounce, whose conversion between grams is: 1,000 grams is equivalent to 32.1507465 troy ounces, and one troy ounce is equivalent to 31.1034768 grams.

A good delivery platinum plate or ingot is acceptable for delivery in settlement of a transaction on the OTC market (a “Good Delivery Platinum Plate or Ingot”). A Good Delivery Platinum Plate or Ingot must contain between 32 and 192 troy ounces of platinum with a minimum fineness (or purity) of 999.5 parts per 1,000 (99.95%), be of good appearance, and be easy to handle and stack. A Good Delivery Platinum Plate or Ingot must also bear the stamp of one of the melters and assayers who are on the LPPM approved list. Unless otherwise specified, the platinum spot price always refers to the “Good Delivery Standards” set by the LPPM.

Market Regulation

The global platinum markets are overseen and regulated by both governmental and self-regulatory organizations. In addition, certain trade associations have established rules and protocols for market practices and participants. In the United Kingdom, responsibility for the regulation of the financial market participants, including the major participating members of the LPPM, falls under the authority of the Financial Conduct Authority (FCA) as provided by the Financial Services and Markets Act 2000 (“FSM Act”). Under this act, all UK-based banks, together with other investment firms, are subject to a range of requirements, including fitness and properness, capital adequacy, liquidity, and systems and controls.

The FCA is responsible for regulating investment products, including derivatives, and those who deal in investment products. Regulation of spot, commercial forwards, and deposits of platinum not covered by the FSM Act is provided for by The London Code of Conduct for Non-Investment Products, which was established by market participants in conjunction with the Bank of England.

Futures Exchanges

Futures exchanges seek to provide a neutral, regulated marketplace for the trading of derivatives contracts for commodities, such as futures, options and certain swaps. The terms of these contracts are defined by an exchange for each commodity. For each commodity traded, the contract specifies the precise commodity quality and quantity standards, as well as the location and timing of physical delivery for the reference physical commodity, although only a very small number of these contracts result in the actual commodity delivery.

An exchange does not buy or sell those contracts, but seeks to offer a transparent forum where members, on their own behalf or on the behalf of customers, can trade the contracts in a safe, efficient and orderly manner. The futures and options contracts, as well as some swaps, are cleared through a derivative clearing organization which ensures more accurate valuation of positions in these contracts as well as settlement of trades in these contracts.

The most significant platinum futures exchange in the U.S. is NYMEX, a subsidiary of the Chicago Mercantile Exchange Group (the “CME Group”). Another commodity exchange includes the Tokyo Commodity Exchange (“TOCOM”).

Exchange Regulation

In addition to the public nature of the pricing, futures exchanges in the United States are regulated at two levels, internal and external governmental supervision. The internal is performed through self-regulation by self-regulatory organizations and consists of regular monitoring of the trading process to ensure that it is conducted in conformance with all exchange rules; the financial condition of all exchange member firms to ensure that they continuously meet financial commitments; and the positions of commercial and noncommercial customers to ensure that physical delivery and other commercial commitments can be met, and that pricing is not being improperly affected by the size of any particular customer positions. External governmental oversight is performed by the CFTC, which reviews all the rules and regulations of United States futures exchanges and monitors their enforcement. The CFTC oversees the operation of the U.S. commodity futures markets, including the CME. One of the principal public policy objectives of the Commodity Exchange Act is to ensure the integrity of the markets it oversees and the reliability of the prices of trades on those markets. The Commodity Exchange Act and CFTC require futures exchanges to ensure compliance with core principles applicable to designated contract markets to have rules and procedures to prevent market manipulation, abusive trade practice and fraud, and the CFTC conducts regular review of the markets’ rule enforcement programs. Other local regulators enforce their own regulations governing trading platforms and futures exchanges located in their jurisdictions.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of platinum less the Trust’s expenses and liabilities, Shares may trade at, above or below their NAV. The NAV of Shares will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major platinum markets and the Exchange. While the Shares trade on the Exchange until 4:00 p.m. (New York time), liquidity in the market for platinum may be reduced after the close of the major world platinum markets, including London, Zurich and NYMEX. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, given that Baskets of Shares can be created and redeemed in exchange for the underlying amount of platinum, the Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

Valuation of Platinum; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee evaluates the platinum held by the Trust and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a business day means any day other than a day when the Exchange is closed for regular trading.

The Trustee values the platinum held by the Trust using that day’s LBMA Platinum Price PM. LBMA Platinum Price PM is the price per troy ounce of platinum, stated in U.S. dollars, determined by the LME, following an auction process starting after 2:00 p.m. (London time), on each day that the London platinum market is open for business, and announced by the LME shortly thereafter.

If there is no LBMA Platinum Price PM on any day, the Trustee is authorized to use the LBMA Platinum Price AM announced on that day. If neither price is available for that day, the Trustee will value the Trust’s platinum based on the most recently announced LBMA Platinum Price PM or LBMA Platinum Price AM. If the Sponsor determines that such price is inappropriate to use, the Sponsor will identify an alternate basis for evaluation to be employed by the Trustee. Further, the Sponsor may instruct the Trustee to use on an on-going basis a different publicly available price which the Sponsor determines to fairly represent the commercial value of the Trust’s platinum. Neither the Trustee nor the Sponsor are liable to any person for the determination that the most recently announced LBMA Platinum Price PM (or other benchmark price) is not appropriate as a basis for evaluation of the platinum held or receivable by the Trust or for any determination as to the alternative basis for evaluation, provided that such determination is made in good faith.

Once the value of the Trust’s platinum has been determined, the Trustee subtracts all accrued fees, expenses and other liabilities of the Trust from the total value of the platinum and all other assets of the Trust. The resulting figure is the net asset value of the Trust. The Trustee determines the NAV per Share by dividing the net asset value of the Trust by the number of Shares outstanding at the time the computation is made. Any estimate of the accrued but unpaid fees, expenses and liabilities of the Trust for purposes of computing the net asset value of the Trust and NAV per Share of the Trust made by the Trustee in good faith shall be conclusive upon all persons interested in the Trust.

Trust Expenses

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume the following expenses incurred by the Trust: the Trustee’s Fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, the Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.50% of the net asset value of the Trust and is payable monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Presently, the Sponsor does not intend to waive any part of its fee. However, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case by case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

The Sponsor’s Fee will be paid through delivery of platinum from the Trust Unallocated Account that has been de-allocated from the Trust Allocated Account for this purpose. The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell platinum in such quantity and at such times, as may be necessary to permit payment of the Trust expenses or liabilities not assumed by the Sponsor. The Trustee will endeavor to sell platinum at such times and in the smallest amounts required to permit such payments as they become due, it being the intention to avoid or minimize the Trust’s holdings of assets other than platinum. Accordingly, the amount of platinum to be sold will vary from time to time depending on the level of the Trust’s expenses and the market price of platinum. The Custodian may, but is not required to purchase platinum needed to cover Trust expenses provided that if the Trustee’s instruction to sell platinum is received by the Custodian by 1:00 p.m. (London time), the purchase price for the platinum will be that day’s LBMA Platinum Price PM (or other applicable benchmark price), and if the Trustee’s instruction to sell platinum is received by the Custodian after 1:00 p.m. (London time), the purchase price will be the next LBMA Platinum Price PM (or other applicable benchmark price) available after that day.

The Sponsor’s Fee for the year ended June 30, 2018 was $8,572.

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each sale of platinum by the Trust will be a taxable event to Shareholders for federal income tax purposes. See “United States Federal Income Tax Consequences—Taxation of U.S. Shareholders.”

Deposit of Platinum; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 15,000 Shares. Upon the deposit of the corresponding amount of platinum with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. Only Authorized Participants can deposit platinum and receive Baskets of Shares in exchange. As of the date of this prospectus, J.P. Morgan Securities LLC and Virtu Financial BD LLC are the Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Platinum allocated by the Custodian to the Trust Allocated Account must meet the Good Delivery Standards.

Before making a deposit, the Authorized Participant must deliver to the Trustee a written purchase order indicating the number of Baskets it intends to acquire. The Trustee will acknowledge the purchase order unless it or the Sponsor decides to refuse the purchase order as permitted by the Trust Agreement. The date the Trustee receives that order determines the Basket Amount the Authorized Participant needs to deposit. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day or on a business day when the LBMA Platinum Price PM or other applicable benchmark price is not announced, will not be accepted.

If the Trustee accepts the purchase order, it transmits to the Authorized Participant, via facsimile or electronic mail message, no later than 5:30 p.m. (New York time) on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Amount that the Authorized Participant must deliver to the Custodian at the Trust Unallocated Account loco London in exchange for each Basket. Prior to the Trustee’s acceptance as specified above, a purchase order only represents the Authorized Participant’s unilateral offer to deposit platinum in exchange for Baskets of Shares and has no binding effect upon the Trust, the Trustee, the Custodian or any other party.

The Basket Amount necessary for the creation of a Basket changes from day to day. The initial Basket Amount at the time of creation of the Trust was 1,500 Ounces of platinum. On each day that the Exchange is open for regular trading, the Trustee adjusts the quantity of platinum constituting the Basket Amount as appropriate to reflect sales of platinum, any loss of platinum that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “The Trust—Valuation of Platinum; Computation of Net Asset Value” for a description of how the LBMA Platinum Price PM is determined, and description of how the Trustee determines the NAV. The Trustee determines the Basket Amount for a given day by dividing the number of Ounces of platinum held by the Trust as of the opening of business on that business day, adjusted for the amount of platinum constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 15,000. Fractions of an Ounce of platinum smaller than 0.001 Ounce are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants, and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Trustee as indicated above.

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s Fee accrues daily at the same rate (i.e., 1/365th of the net asset value of the Trust multiplied by 0.50%), in the absence of any extraordinary expenses or liabilities, the amount of platinum by which the Basket Amount decreases each day is predictable. Authorized Participants may use that indicative Basket Amount as guidance regarding the amount of platinum that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The Authorized Participant Agreement provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Amount determined by the Trustee on the effective date of the purchase order.

No Shares are issued unless and until the Custodian has informed the Trustee that it has allocated to the Trust Allocated Account (other than up to 192 Ounces, which may be held in the Trust Unallocated Account) the corresponding amount of platinum.

Redemption of Baskets

Authorized Participants, acting on authority of the registered holder of Shares or on their own account, may surrender Baskets of Shares in exchange for the corresponding Basket Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of platinum corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 15,000 Shares each.

Before surrendering Baskets of Shares for redemption, an Authorized Participant must deliver to the Trustee a written request indicating the number of Baskets it intends to redeem or on a business day when the LBMA Platinum Price PM or other applicable benchmark price is not announced. The date the Trustee receives that order determines the Basket Amount to be received in exchange. However, orders received by the Trustee after 3:59 p.m. (New York time) on a business day or on a business day when the LBMA Platinum Price PM or other applicable benchmark price is not announced, will not be accepted.

The redemption distribution from the Trust will consist of a credit to the redeeming Authorized Participant’s unallocated account representing the amount of the platinum held by the Trust evidenced by the Shares being redeemed as of the date of the redemption order. Fractions of an Ounce included in the redemption distribution smaller than 0.001 of an Ounce are disregarded. The redemption distribution will not be delivered unless and until all of the Shares to be redeemed have been received by the Trustee.

In connection with any issuance or redemption of Shares, the Authorized Participant shall be responsible for paying or reimbursing to the Custodian and the Trustee the amount of any applicable tax, fees or other governmental charge that may be due in connection with the transfer of platinum and the issuance and delivery of Shares, and any expense associated with the delivery of platinum other than by credit to an Authorized Participant’s unallocated account with the Custodian.

Redemptions may be suspended, or the date for delivery of platinum may be postponed, only (i) during any period in which regular trading on the Exchange is suspended or restricted or the Exchange is closed (other than scheduled holiday or weekend closings), or (ii) during an emergency as a result of which delivery, disposal or evaluation of platinum is not reasonably practicable. Neither the Trustee nor the Sponsor will be liable to any person by reason of any such suspension or postponement.

Fees and Expenses of the Trustee

Each deposit of platinum for the creation of Baskets of Shares and each surrender of Baskets of Shares for the purpose of withdrawing Trust property (including if the Trust Agreement terminates) must be accompanied by a payment to the Trustee of a fee of $500 (or such other fee as the Trustee, with the prior written consent of the Sponsor, may from time to time announce).

The Trustee is entitled to reimburse itself from the assets of the Trust for all expenses and disbursements incurred by it for extraordinary services it may provide to the Trust or in connection with any discretionary action the Trustee may take to protect the Trust or the interests of the holders.

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on January 6, 2017. The Sponsor’s office is located at 205 Hudson Street, New York, New York 10013. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, GraniteShares, Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

The Sponsor’s Role

The Sponsor will arrange for the creation of the Trust, the registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor has agreed to assume the organizational expenses of the Trust and the following expenses incurred by the Trust: the Trustee’s monthly fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

The Sponsor will not exercise day-to-day oversight over the Trustee or the Custodian. The Sponsor may remove the Trustee and appoint a successor Trustee (i) if the Trustee ceases to meet certain objective requirements (including the requirement that it have capital, surplus and undivided profits of at least $150 million), (ii) if, having received written notice of a material breach of its obligations under the Trust Agreement, the Trustee has not cured the breach within 30 days, or (iii) if the Trustee refuses to consent to the implementation of an amendment to the Trust’s initial Internal Control Over Financial Reporting. The Sponsor also has the right to replace the Trustee during the 90 days following any merger, consolidation or conversion in which the Trustee is not the surviving entity or, in its discretion, on the fifth anniversary of the creation of the Trust or on any subsequent third anniversary thereafter. The Sponsor also has the right to direct the Trustee to appoint any new or additional Custodian that the Sponsor selects.

The Sponsor will (1) develop a marketing plan for the Trust on an ongoing basis, (2) prepare marketing materials regarding the Shares, including the content of the Trust’s website, and (3) execute the marketing plan for the Trust.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of December 31, 2017.

The Trustee’s Role

The Trustee is responsible for the day-to-day administration of the Trust. This includes (i) processing orders for the creation and redemption of Baskets; (ii) coordinating with the Custodian the receipt and delivery of platinum transferred to, or by, the Trust in connection with each issuance and redemption of Baskets; (iii) calculating the net asset value of the Trust on each business day; and (iv) selling the Trust’s platinum as needed to cover the Trust’s expenses. The Trustee intends to regularly communicate with the Sponsor to monitor the overall performance of the Trust. The Trustee does not monitor the performance of the Custodian other than to review the reports provided by the Custodian pursuant to the Custody Agreements. The Trustee, along with the Sponsor, will liaise with the Trust’s legal, accounting and other professional service providers as needed. The Trustee will assist and support the Sponsor with the preparation of the financial statements of the Trust and with all periodic reports required to be filed with the SEC on behalf of the Trust.

The Custodian

The Custodian is responsible for holding the Trust’s allocated platinum as well as receiving and converting allocated and unallocated platinum on behalf of the Trust. Unless otherwise agreed between the Trustee (as instructed by the Sponsor) and the Custodian, physical platinum must be held by the Custodian at its London vault premises. At the end of each business day, the Custodian will hold no more than 192 Ounces of unallocated platinum for the Trust, which corresponds to the maximum Ounce weight of Good Delivery Platinum or Ingot. The Custodian converts the Trust’s platinum between allocated and unallocated platinum when: (1) Authorized Participants engage in creation and redemption transactions with the Trust; or (2) platinum is sold to pay Trust expenses. The Custodian will facilitate the transfer of platinum in and out of the Trust through the unallocated platinum accounts it may maintain for each Authorized Participant or unallocated platinum accounts that may be maintained for an Authorized Participant by another LPPM-approved platinum-clearing bank, and through the unallocated platinum account it will maintain for the Trust. The Custodian is responsible for allocating specific bars of platinum to the Trust Allocated Account.

The Custodian will provide the Trustee with regular reports detailing the platinum transfers in and out of the Trust Unallocated Account with the Custodian and identifying the platinum bars held in the Trust Allocated Account.

The Custodian’s fees and expenses are to be paid by the Sponsor. The Custodian and its affiliates may from time to time act as Authorized Participants or purchase or sell platinum or shares for their own account, as an agent for their customers and for accounts over which they exercise investment discretion. The Trustee, on behalf of the Trust, has entered into the Custody Agreements with the Custodian, under which the Custodian maintains the Trust Unallocated Account and the Trust Allocated Account.

Pursuant to the Trust Agreement, if, upon the resignation of the Custodian, there would be no custodian acting pursuant to the Custody Agreements, the Trustee shall, promptly after receiving notice of such resignation, appoint a substitute custodian or custodians selected by the Sponsor pursuant to custody agreement(s) approved by the Sponsor (provided, however, that the rights and duties of the Trustee under the Trust Agreement and the custody agreement(s) shall not be materially altered without its consent). When directed by the Sponsor, and to the extent permitted by, and in the manner provided by, the Custody Agreements, the Trustee shall remove the Custodian and appoint a substitute or appoint an additional custodian or custodians selected by the Sponsor. Each such substitute or additional custodian shall, forthwith upon its appointment, enter into a Custody Agreement in form and substance approved by the Sponsor. After the entry into the Custody Agreements, the Trustee shall not enter into or amend any Custody Agreement with a custodian without the written approval of the Sponsor (which approval shall not be unreasonably withheld or delayed). When instructed by the Sponsor, the Trustee shall demand that a custodian of the Trust deliver such of the Trust’s platinum held by it as is requested of it to any other custodian or such substitute or additional custodian or custodians directed by the Sponsor. In connection with such transfer of physical platinum, the Trustee will, at the direction of the Sponsor, cause the physical platinum to be weighed or assayed. The Trustee shall have no liability for any transfer of physical platinum or weighing or assaying of delivered physical platinum as directed by the Sponsor, and in the absence of such direction shall have no obligation to effect such a delivery or to cause the delivered physical platinum to be weighed, assayed or otherwise validated.

Under the Trust Agreement, the Sponsor is responsible for appointing accountants, auditors or other inspectors to audit or examine the accounts and operations of the Custodian and any successor custodian or additional custodian at such times as directed by the Sponsor as permitted by the Custody Agreements. See “—Inspection of Platinum” for a summary of the provisions of the Custody Agreements permitting the Sponsor and the Trustee and their identified representatives, independent public accountants and physical platinum auditors to access the premises of the Custodian and to examine the physical platinum and records maintained by the Custodian pursuant to the Custody Agreements. The Trustee has no obligation to monitor the activities of the Custodian other than to receive and review such reports of the platinum held for the Trust by such Custodian and of transactions in platinum held for the account of the Trust made by such Custodian pursuant to the Custody Agreements.

Inspection of Platinum

Under the Custody Agreements, the Custodian will allow the Sponsor and the Trustee and their identified representatives, independent public accountants and physical platinum auditors (currently Inspectorate), access to its premises upon reasonable notice during normal business hours, to examine the physical platinum and such records as they may reasonably require to perform their respective duties with regard to investors in Shares. The Trustee agrees that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures, and any such audit shall be at the Trust’s expense.

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 15,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

Description of Limited Rights

The Shares do not represent a traditional investment and Shareholders should not view them as similar to “shares” of a corporation operating a business enterprise with management and a board of directors. Shareholders do not have the statutory rights normally associated with the ownership of shares of a corporation, including, for example, the right to bring “oppression” or “derivative” actions. All Shares are of the same class with equal rights and privileges. Each Share is transferable, is fully paid and non-assessable and entitles the holder to vote on the limited matters upon which Shareholders may vote under the Trust Agreement. The Shares do not entitle their holders to any conversion or pre-emptive rights, or, except as provided below, any redemption rights or rights to distributions.

Distributions

If the Trust is terminated and liquidated, the Trustee will distribute to the Shareholders any amounts remaining after the satisfaction of all outstanding liabilities of the Trust and the establishment of such reserves for applicable taxes, other governmental charges and contingent or future liabilities as the Trustee shall determine. Shareholders of record on the record date fixed by the Trustee for a distribution will be entitled to receive their pro rata portion of any distribution.

Voting and Approvals

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares. In addition, certain amendments to the Trust Agreement require advance notice to the Shareholders before the effectiveness of such amendments, but no Shareholder vote or approval is required for any amendment to the Trust Agreement.

Redemption of the Shares

The Shares may only be redeemed by or through an Authorized Participant and only in Baskets.

Book-Entry Form

Individual certificates will not be issued for the Shares. Instead, one or more global certificates is deposited by the Trustee with DTC and registered in the name of Cede & Co., as nominee for DTC. The global certificates evidence all of the Shares outstanding at any time. Under the Trust Agreement, Shareholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (DTC Participants), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (Indirect Participants), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the Shares through DTC Participants or Indirect Participants. The Shares are only transferable through the book-entry system of DTC. Shareholders who are not DTC Participants may transfer their Shares through DTC by instructing the DTC Participant holding their Shares (or by instructing the Indirect Participant or other entity through which their Shares are held) to transfer the Shares. Transfers will be made in accordance with standard securities industry practice.

Custody of the Trust’s Platinum

The Custodian, as instructed by the Trustee on behalf of the Trust, is authorized to accept, on behalf of the Trust, deposits of platinum in unallocated form. Acting on standing instructions specified in the Custody Agreements, the Custodian allocates platinum deposited in unallocated form with the Trust by selecting plates or ingots of physical platinum for deposit to the Trust Allocated Account. All physical platinum allocated to the Trust must conform to the rules, regulations, practices and customs of the LPPM (including without limitation the good delivery rules of the LPPM).

Platinum held for the Trust Allocated Account by the Custodian is held at the Custodian’s London vault. Platinum temporarily held by the Custodian’s currently selected subcustodians and by subcustodians of subcustodians may be held in vaults located in England or in other locations. When physical platinum is held for the Trust Allocated Account by a subcustodian, the Custodian will use, or where applicable require any subcustodian to use, commercially reasonable efforts to promptly transport such physical platinum held on behalf of the Trust to the Custodian’s London vault premises at the Custodian’s own cost and risk.

The Custodian’s vault is managed by The Brink’s Company. The Custodian segregates by identification in its books and records the Trust’s platinum in the Trust Allocated Account from any other platinum which it owns or holds for others and requires the subcustodians it selects to so segregate the Trust’s platinum held by them. This requirement reflects the current custody practice in the London bullion market and, under the Trust Allocated Account Agreement, the Custodian is deemed to have communicated such requirement by virtue of its participation in the London bullion market. The Custodian’s books and records are expected, as a matter of current London bullion market custody practice, to identify every plate or ingot of platinum held in the Trust Allocated Account in its own vault by refiner, assay, serial number and weight. Subcustodians selected by the Custodian are also expected, as a matter of current industry practice, to identify in their books and records each plate or ingot of platinum held for the Custodian by serial number and such subcustodians may use other identifying information.

The Sponsor has contracted with a specialist bullion assaying firm to provide biannual inspections of the platinum plates and ingots held on behalf of the Trust and the Custodian’s records concerning the Trust Allocated Account and the Trust Unallocated Account as they may be reasonably required to perform their respective duties to Shareholders. One audit will be conducted at the end of the fiscal year (June 30) and the other at random, with the consent of the Custodian, on a date selected by the assaying firm.

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Vedder Price P.C., special United States federal income tax counsel to the Sponsor. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is:

-	an individual who is treated as a citizen or resident of the United States for United States federal income tax purposes;

-	a corporation (or entity treated as a corporation for United States federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

-	an estate, the income of which is includible in gross income for United States federal income tax purposes regardless of its source; or

-	a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust, or a trust that has made a valid election under applicable Treasury Regulations to be treated as a domestic trust.

A Shareholder that is not (i) a U.S. Shareholder as defined above or (ii) a partnership for United States federal income tax purposes is considered a “Non-U.S. Shareholder” for purposes of this discussion.

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Vedder Price P.C., special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. The opinion of Vedder Price P.C. represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders.

The following discussion assumes that the Trust will be classified as a “grantor trust” for United States federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for United States federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of a creation of a Basket, the delivery of platinum to the Trust in exchange for the underlying platinum represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the platinum held in the Trust will be the same as its tax basis and holding period for the platinum delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying platinum related to such Shares.

When the Trust sells platinum, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the platinum that was sold. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the platinum held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its share of the total amount of the platinum held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

Upon a Shareholder’s sale of some or all of its Shares, the Shareholder will be treated as having sold the portion or all, respectively, of its pro rata share of the platinum held in the Trust at the time of the sale that is attributable to the Shares sold. Accordingly, the Shareholder generally will recognize gain or loss on the sale in an amount equal to the difference between (a) the amount realized pursuant to the sale of the Shares, and (b) the Shareholder’s tax basis for the portion of its pro rata share of the platinum held in the Trust at the time of sale that is attributable to the Shares sold, as determined in the manner described in the preceding paragraph.

A redemption of some or all of a Shareholder’s Shares in exchange for the underlying platinum represented by the Shares redeemed generally will not be a taxable event to the Shareholder. The Shareholder’s tax basis for the platinum received in the redemption generally will be the same as the Shareholder’s tax basis for the portion of its pro rata share of the platinum held in the Trust immediately prior to the redemption that is attributable to the Shares redeemed. The Shareholder’s holding period with respect to the platinum received should include the period during which the Shareholder held the Shares redeemed. A subsequent sale of the platinum received by the Shareholder will be a taxable event, unless a nonrecognition provision of the Code applies to such sale.

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the platinum held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the platinum held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, that is treated as the basis of the platinum received by the Shareholder in the redemption

Maximum 28% Long-Term Capital Gains Tax Rate for U.S. Shareholders Who Are Individuals

Under current law, gains recognized by individuals from the sale of “collectibles,” including platinum, held for more than one year are taxed at a maximum rate of 28%, rather than the current maximum 20% rate applicable to most other long-term capital gains. For these purposes, gain recognized by an individual upon the sale of an interest in a trust that holds collectibles is treated as gain recognized on the sale of collectibles, to the extent that the gain is attributable to unrealized appreciation in value of the collectibles held by the Trust. Therefore, any gain recognized by an individual U.S. Shareholder attributable to a sale of Shares held for more than one year, or attributable to the Trust’s sale of any platinum which the Shareholder is treated (through its ownership of Shares) as having held for more than one year, generally will be taxed at a maximum federal income tax rate of 28%. The federal income tax rates for capital gains recognized upon the sale of assets held by an individual U.S. Shareholder for one year or less are generally the same as those at which ordinary income is taxed. A U.S. corporation’s capital gain is generally taxed at the same federal income tax rates applicable to the corporation’s ordinary income.

3.8% Tax on Net Investment Income

Certain U.S. Shareholders who are individuals are required to pay a 3.8% tax on the lesser of the excess of their modified adjusted gross income over a threshold amount ($250,000 for married persons filing jointly and $200,000 for single taxpayers) or their “net investment income,” which generally includes capital gains from the disposition of property. This tax is in addition to any capital gains taxes due on such investment income. A similar tax applies to estates and trusts. U.S. Shareholders should consult their own tax advisers regarding the effect, if any, this law may have on their investment in the Shares.

Brokerage Fees and Trust Expenses

Any brokerage or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, however, may be required to treat some or all of the expenses of the Trust as miscellaneous itemized deductions. An individual may not deduct miscellaneous itemized deductions for tax years beginning after December 31, 2017 and before January 1, 2026. For tax years beginning before January 1, 2018 and after December 31, 2025, individuals may deduct certain miscellaneous itemized deductions only to the extent they exceed 2% of adjusted gross income. In addition, such deductions may be subject to phase outs and other limitations under applicable provisions of the Code.

Investment by U.S. Tax-Exempt Shareholders

Certain U.S. Shareholders (“U.S. Tax-Exempt Shareholders”) are subject to United States federal income tax only on their “unrelated business taxable income” (“UBTI”). Unless they incur debt in order to purchase Shares, it is expected that U.S. Tax-Exempt Shareholders should not realize UBTI in respect of income or gains from the Shares. U.S. Tax-Exempt Shareholders should consult their own independent tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstances.

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code Section 851 should consult with their tax advisers concerning (i) the likelihood that an investment in Shares may be considered an investment in the underlying platinum for purposes of Code Section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851. We note that in recent administrative guidance, the IRS stated that it will no longer issue rulings under Code Section 851(b) relating to the determination of whether or not an instrument or position is a “security,” but, instead, intends to defer to guidance from the SEC for such determination.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under Section 401(a) of the Code (“Tax Qualified Account”), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings which provide that the purchase of shares of trusts similar to the Trust by an IRA or a Tax Qualified Account will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code Section 408(m). However, if any of the Shares so purchased are distributed from an IRA or Tax Qualified Account to the IRA owner or plan participant, or if any platinum received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it is distributed (or treated as distributed pursuant to Code section 408(m)) to the IRA owner or plan participant, the Shares or platinum so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code sections 408(d), 408(m) or 402. Private letter rulings are only binding on the IRS with respect to the taxpayer to which they were issued and the Trust has neither requested nor obtained such a private letter ruling. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code Section 408(m).

Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder generally will not be subject to United States federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of platinum by the Trust, unless (1) the Non-U.S. Shareholder is an individual and is present in the United States for 183 days or more during the taxable year of the sale or other disposition, and the gain is treated as being from United States sources; or (2) the gain is effectively connected with the conduct by the Non-U.S. Shareholder of a trade or business in the United States and certain other conditions are met.

United States Information Reporting and Backup Withholding

The Trustee will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. To the extent required by applicable regulations, each Shareholder will be provided with information regarding its allocable portion of the Trust’s annual income (if any) and expenses. A U.S. Shareholder may be subject to United States backup withholding tax, at a rate of 24%, in certain circumstances unless it provides its taxpayer identification number and complies with certain certification procedures. Non-U.S. Shareholders may have to comply with certification procedures to establish that they are not a United States person, and some Non-U.S. Shareholders will be required to meet certain information reporting or certification requirements imposed by the Foreign Account Tax Compliance Act, in order to avoid certain information reporting and withholding tax requirements.

The amount of any backup withholding will be allowed as a credit against a Shareholder’s United States federal income tax liability and may entitle such a Shareholder to a refund, provided that the required information is furnished to the IRS in a timely manner.

Taxation in Jurisdictions Other Than the United States

Prospective purchasers of Shares that are based in or acting out of a jurisdiction other than the United States are advised to consult their own tax advisers as to the tax consequences, under the laws of such jurisdiction (or any other jurisdiction other than the United States to which they are subject), of their purchase, holding, sale and redemption of or any other dealing in Shares and, in particular, as to whether any value added tax, other consumption tax or transfer tax is payable in relation to such purchase, holding, sale, redemption or other dealing.

ERISA and Related Considerations

ERISA and/or Code section 4975 impose certain requirements on certain employee benefit plans and certain other plans and arrangements, including individual retirement accounts and annuities, Keogh plans, and certain commingled investment vehicles or insurance company general or separate accounts in which such plans or arrangements are invested (collectively, “Plans”), and on persons who are fiduciaries with respect to the investment of “plan assets” of a Plan. Government plans and some church plans are not subject to the fiduciary responsibility provisions of ERISA or the provisions of section 4975 of the Code, but may be subject to substantially similar rules under other federal law, or under state or local law (“Other Law”).

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the Plan’s governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the Plan’s funding objectives, (4) the tax effects of the investment on the Plan, and (5) whether the investment is prudent considering the factors discussed in this prospectus. In addition, ERISA and Code section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are “parties in interest” under ERISA or “disqualified persons” under section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes and other liabilities. Plans subject to Other Law may be subject to similar restrictions.

It is anticipated that the Shares will constitute “publicly offered securities” as defined in the Department of Labor “Plan Asset Regulations,” §2510.3-101 (b)(2) as modified by section 3(42) of ERISA. Accordingly, pursuant to the Plan Asset Regulations, only Shares purchased by a Plan, and not an interest in the underlying assets held in the Trust, should be treated as assets of the Plan, for purposes of applying the “fiduciary responsibility” rules of ERISA and the “prohibited transaction” rules of ERISA and the Code. Fiduciaries of plans subject to Other Law should consult legal counsel to determine whether there would be a similar result under the Other Law.

Allowing an investment in the Trust is not to be construed as a representation by the Sponsor or any of its affiliates, agents or employees that this investment meets some or all of the relevant legal requirements with respect to investments by any particular Plan or that this investment is appropriate for any such particular Plan. The person with investment discretion should consult with the Plan’s attorney and financial advisors as to the propriety of an investment in the Trust in light of the circumstances of the particular Plan, current tax law and ERISA.

Item 1A. Risk Factors

Shareholders should consider carefully the risks described below before making an investment decision. Shareholders should also refer to the other information included in this report, including the Trust’s financial statements and the related notes.

The value of the Shares relates directly to the value of the platinum held by the Trust and fluctuations in the price of platinum could materially adversely affect an investment in the Shares.

The Shares are designed to mirror as closely as possible the performance of the price of platinum bullion, and the value of the Shares relates directly to the value of the platinum held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of platinum has fluctuated widely over the past several years. Several factors may affect the price of platinum, including:

-	Global platinum supply, which is influenced by such factors as production and cost levels in major platinum producing countries such as South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand

-	Investors’ expectations with respect to the rate of inflation;

-	exchange rates;

-	Currency

-	Interest rates;

-	Investment and trading activities of hedge funds and commodity funds; and

-	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

As the Sponsor has limited history of operating an investment vehicle like the Trust, its experience may be inadequate or unsuitable to manage the Trust.

The Sponsor has limited history of past performance in operating an investment vehicle like the Trust. The past performances of the Sponsor’s management in other positions are no indication of their ability to manage an investment vehicle such as the Trust. If the experience of the Sponsor and its management is not adequate or suitable to manage an investment vehicle such as the Trust, the operations of the Trust may be adversely affected.

Actual or perceived disruptions in the processes used to determine the new LBMA Platinum Prices, or lack of confidence in that benchmark, may adversely affect the return on your investment in the Shares (if any).

Because the objective of the Trust is to reflect the performance of the price of platinum, any disruptions affecting the processes related to how the market determines the price of platinum will have an effect on the value of the Shares. On December 1, 2014, the London Fix was discontinued, and the LBMA Platinum Prices became the new daily prices of platinum determined and disseminated shortly after 9:45 p.m. and 2:00 p.m. London time respectively on each day that the London platinum market is open for business.

The LBMA Platinum Price AM or PM is determined through an electronic, auction-based mechanism administered by the London Metal Exchange (LME). While these features may be improvements over the discontinued London Fix, investors should keep in mind that electronic markets are not exempt from failures. In addition, electronic trading platforms may be subject to influence by high-frequency traders with results that are highly contested by the industry, regulators and market observers.

As of the date of this prospectus, the LBMA Platinum Prices AM and PM have been subjected to the test of actual trading markets for over two years. As with any innovation, it is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the system to produce, an LBMA Platinum Price AM or PM on any given day. Furthermore, if a perception were to develop that the LBMA Platinum Price AM or PM is vulnerable to manipulation attempts, or if the proceedings surrounding the determination and publication of the LBMA Platinum Price AM or PM were seen as unfair, biased or otherwise compromised by the markets, the behavior of investors and traders in platinum may change, and those changes may have an effect on the price of platinum (and, consequently, the value of the Shares). In any of these circumstances, the intervention of extraneous events disruptive of the normal interaction of supply and demand of platinum at any given time, may result in distorted prices and losses on an investment in the Shares that, but for such extraneous events, might not have occurred.

Other effects of disruptions in the determination of the LBMA Platinum Price AM or PM on the operations of the Trust include the potential for an incorrect valuation of the Trust’s platinum, an inaccurate computation of the Sponsor’s Fee, and the sales of platinum to cover Trust expenses at prices that do not accurately reflect the fundamentals of the platinum market. Each of these events could have an adverse effect on the value of the Shares.

As of the date of this prospectus, the Sponsor has no reason to believe that the LBMA Platinum Price AM or PM will not fairly represent the price of the platinum held by the Trust. Should this situation change, the Sponsor expects to use the powers granted by the Trust’s governing documents to seek to replace the LBMA Platinum Price AM or PM with a more reliable indicator of the value of the Trust’s platinum. There is no assurance that such alternative value indicator will be identified, or that the process of changing from the LBMA Platinum Price AM or PM to a new benchmark price will not adversely affect the price of the Shares.

The amount of platinum represented by each Share will decrease over the life of the Trust due to the sales of platinum necessary to pay the Sponsor’s Fee and Trust expenses. Without increases in the price of platinum sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $100,000 per annum. Any legal fees and expenses in excess of that amount will be the responsibility of the Trust.

Because the Trust does not have any income, it needs to sell platinum to cover expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) which have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of platinum held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trustee will still need to sell platinum to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of platinum represented by each Share. New deposits of platinum, received in exchange for new Shares issued by the Trust, do not reverse this trend.

A decrease in the amount of platinum represented by each Share results in a decrease in its price even if the price of platinum has not changed. To retain the Share’s original price, the price of platinum has to increase. Without that increase, the lesser amount of platinum represented by the Share will have a correspondingly lower price. If these increases do not occur, or are not sufficient to counter the lesser amount of platinum represented by each Share, you will sustain losses on your investment in Shares.

An increase in the Trust expenses not assumed by the Sponsor, or the existence of unexpected liabilities affecting the Trust, will force the Trustee to sell larger amounts of platinum, and will result in a more rapid decrease of the amount of platinum represented by each Share and a corresponding decrease in its value. The sale of the Trust’s platinum to pay expenses not assumed by the Sponsor or unexpected liabilities affecting the Trust, at a time of low platinum prices could adversely affect the value of the Shares.

Crises may motivate large-scale sales of platinum which could decrease the price of platinum and adversely affect an investment in the Shares.

The possibility of large-scale distress sales of platinum in times of crisis may have a short-term negative impact on the price of platinum and adversely affect an investment in the Shares. For example, the 2008 financial credit crisis resulted in significantly depressed prices of platinum largely due to forced sales and deleveraging from institutional investors such as hedge funds and pension funds. Crises in the future may impair platinum’s price performance which would, in turn, adversely affect an investment in the Shares.

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

-	Autocatalysts, automobile components that use platinum accounted for approximately 40% of the global demand in platinum in 2017. Should global automobile sales decline, the demand for platinum may fall and impact the price of platinum and affect the price of the Shares.

-	A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

-	To the extent existing exchange traded vehicles (“ETVs”) tracking platinum markets represent a significant proportion of demand for physical platinum bullion, large redemptions of the securities of these ETVs could negatively affect physical platinum bullion prices and the price and NAV of the Shares.

-	A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

-	A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

The Trust is a passive investment vehicle. This means that the value of your Shares may be adversely affected by Trust losses that, if the Trust had been actively managed, it might have been possible to avoid.

The Trustee does not actively manage the platinum held by the Trust. This means that the Trustee does not sell platinum at times when its price is high, or acquire platinum at low prices in the expectation of future price increases. It also means that the Trustee does not make use of any of the hedging techniques available to professional platinum investors to attempt to reduce the risks of losses resulting from price decreases. Any losses sustained by the Trust will adversely affect the value of your Shares.

The price received upon the sale of Shares may be less than the value of the platinum represented by them.

The result obtained by subtracting the Trust’s expenses and liabilities on any day from the price of the platinum owned by the Trust on that day is the net asset value of the Trust which, when divided by the number of Shares outstanding on that day, results in the NAV per Share.

Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAVs as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major platinum markets and the Exchange. While the Shares will trade on the Exchange until 4:00 p.m. (New York time), liquidity in the market for platinum will be reduced after the close of the major world platinum markets, including London, Zurich and NYMEX. As a result, during this time, trading spreads, and the resulting premium or discount on Shares, may widen.

The Trust may be forced to sell platinum earlier than anticipated if expenses are higher than expected.

The Trust may be forced to sell physical platinum earlier than anticipated if the Trust’s expenses are higher than estimated. Such accelerated sales may result in a reduction of the NAV and the value of the Shares.

Because the Trust is not a diversified investment, it may be more volatile than other investments.

An investment in the Trust is not intended as a complete investment plan. Because the Trust principally only holds physical platinum, an investment in the Trust may be more volatile than an investment in a more broadly diversified portfolio. Accordingly, the NAV may be more volatile than another investment vehicle with a more broadly diversified portfolio and may fluctuate substantially over time. An investment in the Trust may be deemed speculative and is not intended as a complete investment program; therefore investors should review closely the objective and strategy, the investment and operating restrictions and the redemption provisions of the Trust as outlined herein and familiarize themselves with the risks associated with an investment in the Trust.

The liquidation of the Trust may occur at a time when the disposition of the Trust’s platinum will result in losses to investors in Shares.

The Trust may have a limited duration. If certain events occur, at any time, the Trustee will have to terminate the Trust. See “Description of the Shares and the Trust Agreement—Amendment and Termination” for more information about the termination of the Trust, including when events outside the control of the Sponsor, the Trustee or the Shareholders may prompt the Trust’s termination.

Upon termination of the Trust, the Trustee will sell platinum in the amount necessary to cover all expenses of liquidation, and to pay any outstanding liabilities of the Trust. The remaining platinum will be distributed among Authorized Participants surrendering Shares. Any platinum remaining in the possession of the Trustee after 60 days may be sold by the Trustee and the proceeds of the sale will be held by the Trustee until claimed by any remaining holders of Shares. Sales of platinum in connection with the liquidation of the Trust at a time of low prices will likely result in losses, or adversely affect your gains, on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the value of platinum decreases, these delays may result in a decrease in the value of the platinum the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of platinum, redemptions may be suspended during any period while regular trading on the Exchange is suspended or restricted, or in which an emergency exists that makes it reasonably impracticable to deliver, dispose of, or evaluate platinum. If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of platinum decreases before such Authorized Participant is able again to surrender Shares for redemption, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain in exchange for the platinum received from the Trust upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants.

In the event that one or more Authorized Participants that have substantial interests in Shares withdraw from participation, the liquidity of the Shares will likely decrease which could adversely affect the market price of the Shares and result in your incurring a loss on your investment.

The Trust is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Shares less attractive to investors.

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

-	Exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act;

-	Reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports;

-	Exemption from the requirements of holding non-binding shareholder votes on executive compensation arrangements; and

-	Exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless otherwise determined by the SEC, any new audit rules adopted by the Public Company Accounting Oversight Board.

The Trust could be an emerging growth company until the last day of the fiscal year following the fifth anniversary after its initial public offering, or until the earliest of (1) the last day of the fiscal year in which it has annual gross revenue of $1 billion or more, (2) the date on which it has, during the previous three year period, issued more than $1 billion in non-convertible debt or (3) the date on which it is deemed to be a large accelerated filer under the federal securities laws. The Trust will qualify as a large accelerated filer as of the first day of the first fiscal year after it has (A) more than $700 million in outstanding equity held by nonaffiliates and (B) been public for at least 12 months. The value of the Trust’s outstanding equity will be measured each year on the last day of its second fiscal quarter.

Under the JOBS Act, emerging growth companies are also permitted to elect to delay adoption of new or revised accounting standards until companies that are not subject to periodic reporting obligations are required to comply, if such accounting standards apply to non-reporting companies. However, the Trust has chosen to opt out of this extended transition period for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that the decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

The Trust cannot predict if investors will find an investment in the Trust less attractive if it relies on these exemptions.

Authorized Participants with large holdings may choose to terminate the Trust.

Holders of 75% of the Shares have the power to terminate the Trust. This power may be exercised by a relatively small number of holders. If it is so exercised, investors who wished to continue to invest in platinum through the vehicle of the Trust will have to find another vehicle, and may not be able to find another vehicle that offers the same features as the Trust.

The lack of an active trading market for the Shares may result in losses on your investment at the time of disposition of your Shares.

Although Shares are listed for trading on the Exchange, you should not assume that an active trading market for the Shares will develop or be maintained. If you need to sell your Shares at a time when no active market for them exists, such lack of an active market will most likely adversely affect the price you receive for your Shares (assuming you are able to sell them).

If the process of creation and redemption of Baskets encounters any unanticipated difficulties, the possibility for arbitrage transactions intended to keep the price of the Shares closely linked to the price of platinum may not exist and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

If the processes of creation and redemption of Shares (which depend on timely transfers of platinum to and by the Custodian) encounter any unanticipated difficulties, potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying platinum may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of platinum and may fall or otherwise diverge from NAV.

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on certain matters regarding the issuer of your Shares or to take other actions normally associated with the ownership of shares of a corporation. You will only have the limited rights described under “Description of the Shares and the Trust Agreement.”

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act of 1940, as amended, or the protections afforded by the Commodity Exchange Act of 1936.

The Trust is not registered as an investment company for purposes of United States federal securities laws, and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust.

The Trust does not hold or trade in commodity futures contracts, “commodity interests”, or any other instruments regulated by the CEA, as administered by the CFTC and the National Futures Association (the “NFA”). Furthermore, the Trust is not a commodity pool for purposes of the CEA and the Shares are not “commodity interests”. Consequently, the Trustee and Sponsor are not subject to registration as commodity pool operators or commodity trading advisors with respect to the Trust or the Shares. The owners of Shares do not receive the CEA disclosure document and certified annual report required to be delivered by a registered commodity pool operator or a commodity trading advisor with respect to the Trust, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

The value of the Shares will be adversely affected if platinum owned by the Trust is lost or damaged in circumstances in which the Trust is not in a position to recover the corresponding loss.

The Custodian is responsible to the Trust for loss or damage to the Trust’s platinum only under limited circumstances. The agreements with the Custodian contemplate that the Custodian will be responsible to the Trust only if it acts with negligence, fraud or in willful default of its obligations under those agreements. The Custodian’s liability will not exceed the market value of the platinum credited to the Trust Unallocated Account and the Trust Allocated Account at the time such negligence, fraud or willful default is either discovered by or notified to the Custodian (such market value calculated using the nearest available LBMA Platinum Price PM following the occurrence of such negligence, fraud or willful default), provided that, in the case of such discovery by or notification to the Custodian, the Custodian notifies the Sponsor and the Trustee promptly after any discovery of such negligence, fraud or willful default. Furthermore, the Custodian is not liable for any delay in performance, or for the non-performance, of any of its obligations under the Custody Agreements by reason of any cause beyond the Custodian’s reasonable control, including any act of God or war or terrorism, any breakdown, malfunction or failure of, or connected with, any communication, computer, transmission, clearing or settlement facilities, industrial action, or acts, rules and regulations of any governmental or supra national bodies or authorities or any relevant regulatory or self-regulatory organization.

In addition, because the Custody Agreements are governed by English law, the holders of the Shares may have no rights against the Custodian and any rights they may have against the Custodian will be different from, and may be more limited than, those that could have been available to them under the laws of a different jurisdiction. The choice of English law to govern the Custody Agreements, however, is not expected to affect any rights that the holders of the Shares may have against the Trust or the Trustee.

Moreover, the Trust may not be in a position to recover insurance proceeds in the event of any loss with respect to its platinum. The Trust does not insure its platinum. The Custodian maintains insurance with regard to its business on such terms and conditions as it considers appropriate, which does not cover the full amount of platinum held in custody. The Trust is not a beneficiary of any such insurance and does not have the ability to dictate the existence, nature or amount of coverage. Therefore, Shareholders cannot be assured that the Custodian will maintain adequate insurance or any insurance with respect to the platinum held by the Custodian on behalf of the Trust. The Custodian and the Trustee do not require any direct or indirect subcustodians to be insured or bonded with respect to their custodial activities or in respect of the platinum held by them on behalf of the Trust. Consequently, a loss may be suffered with respect to the Trust’s platinum which is not covered by insurance and for which no person is liable in damages.

Any loss of platinum owned by the Trust will result in a corresponding loss in the net asset value of the Trust and it is reasonable to expect that such loss will also result in a decrease in the value at which the Shares are traded on the Exchange.

Although the relationship between the Custodian and the Trustee concerning the Trust’s allocated platinum is expressly governed by English law, a court hearing any legal dispute concerning that arrangement may disregard that choice of law and apply U.S. law, in which case the ability of the Trust to seek legal redress against the Custodian may be frustrated.

The obligations of the Custodian under the Custody Agreements are governed by English law. The Trust is a New York common law trust. Any United States, New York or other court situated in the United States may have difficulty interpreting English law (which, insofar as it relates to custody arrangements, is largely derived from court rulings rather than statute), The London Platinum and Palladium Market (LPPM) rules or the customs and practices in the London custody market. It may be difficult or impossible for the Trust to sue the Custodian in a United States, New York or other court situated in the United States. In addition, it may be difficult, time consuming and/or expensive for the Trust to enforce in a foreign court a judgment rendered by a United States, New York or other court situated in the United States.

Shareholders and Authorized Participants lack the right under the Custody Agreements to assert claims directly against the Custodian, which significantly limits their options for recourse.

Neither the Shareholders nor any Authorized Participant will have a right under the Custody Agreements to assert a claim of the Trustee against the Custodian. Claims under the Custody Agreements may only be asserted by the Trustee on behalf of the Trust.

Platinum held in the Trust Unallocated Account and any Authorized Participant’s unallocated platinum account will not be segregated from the Custodian’s assets. If the Custodian becomes insolvent, its assets may not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the Custodian’s insolvency, there may be a delay and costs incurred in identifying the platinum bars held in the Trust Allocated Account.

Platinum which is part of a deposit for a purchase order or part of a redemption distribution will be held for a time in the Trust Unallocated Account and, previously or subsequently in, the unallocated platinum account of the purchasing or redeeming Authorized Participant. During those times, the Trust and the Authorized Participant, as the case may be, will have no proprietary rights to any specific bars of platinum held by the Custodian and will each be an unsecured creditor of the Custodian with respect to the amount of platinum held in such unallocated accounts. In addition, if the Custodian fails to allocate the Trust’s platinum in a timely manner, in the proper amounts or otherwise in accordance with the terms of the Trust Unallocated Account Agreement, or if a subcustodian fails to so segregate platinum held by it on behalf of the Trust, unallocated platinum will not be segregated from the Custodian’s assets, and the Trust will be an unsecured creditor of the Custodian with respect to the amount so held in the event of the insolvency of the Custodian. In the event the Custodian becomes insolvent, the Custodian’s assets might not be adequate to satisfy a claim by the Trust or the Authorized Participant for the amount of platinum held in their respective unallocated platinum accounts.

In the event of the insolvency of the Custodian, a liquidator may seek to freeze access to the platinum held in all of the accounts held by the Custodian, including the Trust Allocated Account. Although the Trust would retain legal title to the allocated platinum bars, the Trust could incur expenses in connection with obtaining control of the allocated platinum bars, and the assertion of a claim by such liquidator for unpaid fees could delay creations and redemptions of Baskets.

From time to time subcustodians may be employed by the Custodian to provide temporary custody and safekeeping of the Trust’s platinum. The obligations of any subcustodian of the Trust’s platinum are not determined by contractual arrangements but by LPPM rules and London bullion market customs and practices, which may prevent the Trust’s recovery of damages for losses on its platinum custodied with subcustodians.

Allocated platinum may be held by one or more subcustodians appointed by the Custodian, or employed by the subcustodians appointed by the Custodian, until it is transported to the Custodian’s London vault premises. Under the Trust Allocated Account Agreement, subject to certain exclusions including the Custodian’s obligation to use commercially reasonable efforts to obtain delivery of the Trust’s platinum bars from any subcustodians appointed by the Custodian, the Custodian is not liable for the acts or omissions of its subcustodians unless the selection of such subcustodians was made negligently or in bad faith. There are expected to be no written contractual arrangements between subcustodians that hold the Trust’s platinum bars and the Trustee or the Custodian, because traditionally such arrangements are based on the LPPM’s rules and on the customs and practices of the London bullion market. In the event of a legal dispute with respect to or arising from such arrangements, it may be difficult to define such customs and practices. The LPPM’s rules may be subject to change outside the control of the Trust. Under English law, neither the Trustee nor the Custodian would have a supportable breach of contract claim against a subcustodian for losses relating to the safekeeping of platinum. If the Trust’s platinum bars are lost or damaged while in the custody of a subcustodian, the Trust may not be able to recover damages from the Custodian or the subcustodian.

Because neither the Trustee nor the Custodian oversees or monitors the activities of subcustodians who may temporarily hold the Trust’s platinum bars until transported to the Custodian’s London vault, failure by the subcustodians to exercise due care in the safekeeping of the Trust’s platinum bars could result in a loss to the Trust.

Under the Trust Allocated Account Agreement, the Custodian agreed that it will hold all of the Trust’s platinum bars in its own vault premises except when the platinum bars have been allocated in a vault other than the Custodian’s vault premises, and in such cases the Custodian agreed that it will use commercially reasonable efforts promptly to transport the platinum bars to the Custodian’s vault, at the Custodian’s cost and risk. Nevertheless, there may be periods of time when some portion of the Trust’s platinum bars will be held by one or more subcustodians appointed by the Custodian or by a subcustodian of such subcustodian.

The Custodian is required under the Trust Allocated Account Agreement to use reasonable care in appointing its subcustodians but otherwise has no other responsibility in relation to the subcustodians appointed by it. These subcustodians may in turn appoint further subcustodians, but the Custodian is not responsible for the appointment of these further subcustodians. The Custodian does not undertake to monitor the performance by subcustodians of their custody functions or their selection of further subcustodians. The Trustee does not undertake to monitor the performance of any subcustodian. Furthermore, the Trustee may have no right to visit the premises of any subcustodian for the purposes of examining the Trust’s platinum bars or any records maintained by the subcustodian, and no subcustodian will be obligated to cooperate in any review the Trustee may wish to conduct of the facilities, procedures, records or creditworthiness of such subcustodian.

In addition, under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s platinum bars and certain related records maintained by the Custodian.

The value of the Shares will be adversely affected if any services provided to the Trust by the Sponsor, the Custodian or the Trustee are suddenly or unexpectedly terminated.

Upon the sudden or unexpected termination, resignation or removal of any service provider to the Trust, it is possible that a comparable replacement service provider will be available or able to be appointed without material delay. Any such unavailability or delay could cause the Trustee to expend assets of the Trust and consequently, the NAV of the Shares, in finding a replacement service provider.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, or the Custodian as contemplated in the Trust Agreement and the Custody Agreements.

Under the Trust Agreement, the Sponsor and the Trustee each have the right to be indemnified from the Trust for any liability or expense it incurs without gross negligence, bad faith, willful misconduct or willful malfeasance on its part. Similarly, the Custody Agreements provide for indemnification of the Custodian by the Trust under certain circumstances. This means that it may be necessary to sell assets of the Trust in order to cover losses or liability suffered by the Sponsor, the Trustee or the Custodian. Any sale of that kind would reduce the net asset value of the Trust and the value of the Shares.

The service providers engaged by the Trust may not carry adequate insurance to cover claims against them by the Trust, which could adversely affect the value of net assets of the Trust.

The Trustee, the Custodian and other service providers engaged by the Trust maintain such insurance as they deem adequate with respect to their respective businesses. Investors cannot be assured that any of the aforementioned parties will maintain any insurance with respect to the Trust’s assets held or the services that such parties provide to the Trust and, if they maintain insurance, that such insurance is sufficient to satisfy any losses incurred by them in respect of their relationship with the Trust. Accordingly, the Trust will have to rely on the efforts of the service provider to recover from their insurer compensation for any losses incurred by the Trust in connection with such arrangements.

The Sponsor and its affiliates manage other funds, including those that invest in physical platinum bullion or other precious metals, and conflicts of interest may occur, which may reduce the value of the net assets of the Trust, the NAV and the trading price of the Shares.

The Sponsor or its affiliates and associates currently engage in, and may in the future engage, in the promotion, management or investment management of other accounts, funds or trusts that invest primarily in physical platinum bullion or other precious metals. Although officers and professional staff of the Sponsor’s management intend to devote as much time to the Trust as is deemed appropriate to perform their duties, the Sponsor’s management may allocate their time and services among the Trust and the other accounts, funds or trusts. The Sponsor will provide any such services to the Trust on terms not less favorable to the Trust than would be available from a non-affiliated party.

The Trust may have to meet certain indemnification obligations which could affect the value of the Shares.

The Trust has an obligation to reimburse the Trustee, the Sponsor and certain other parties for certain liabilities. If the Trust is forced to meet such obligations, it could adversely affect an investment in the Shares. The Trust will not carry any insurance to cover such potential obligations and any indemnification paid by the Trust would reduce the net asset value of the Trust.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement, including to increase the Sponsor’s Fee, without Shareholder consent. If an amendment imposes new fees and charges or increases existing fees or charges, including the Sponsor’s Fee (except for taxes and other governmental charges, registration fees or other such expenses, or prejudices a substantial right of Shareholders), it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business it is possible that the Trust could incur a taxable gain in connection with the sale of platinum that is otherwise not associated with a distribution. In the event that this occurs, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2018:

Fiscal Year Ended June 30, 2018: Quarter Ended

	High	Low
March 31, 2018	$100.39	$93.15
June 30, 2018	$93.45	$84.97

 The number of outstanding Shares of the Trust as of August 30, 2018 was 45,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High		Low
January 31, 2018	$	No trading	$	No trading
February 28, 2018		$100.39		$96.14
March 31, 2018		$96.40		$93.15
April 30, 2018		$93.45		$90.58
May 31, 2018		$91.18		$88.49
June 30, 2018		$90.81		$84.97

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 15,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2018:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
January 2018	-	-
February 2018	-	-
March 2018	-	-
April 2018	-	-
May 2018	-	-
June 2018	-	-
Total	-	-

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

June 30, 2018
(Amounts in 000’s of US$, except per Share data)
Total assets	$3,823
Total gain / (loss) on platinum	$(579)
Change in net assets from operations	$(588)
Weighted average number of Shares (in 000’s)	42
Net increase / (decrease) in net assets per Share	$(14.00)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the financial statements and notes to the financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. We remind readers that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors and involve known and unknown risks that could cause the actual results, performance, levels of activity, or our achievements, or industry results, to be materially different from any future results, performance, levels of activity, or our achievements expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Trust undertakes no obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Introduction.

The GraniteShares Platinum Trust (the “Trust”) is a trust formed under the laws of the State of New York. The Trust does not have any officers, directors, or employees, and is administered by The Bank of New York Mellon (the “Trustee”) acting as trustee pursuant to the Depositary Trust Agreement (the “Trust Agreement”) between the Trustee and GraniteShares LLC, the sponsor of the Trust (the “Sponsor”). The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist of platinum bullion held by a custodian as an agent of the Trust and responsible only to the Trustee.

The Trust is a passive investment vehicle and the objective of the Trust is for the value of each Share to approximately reflect, at any given time, the price of the platinum bullion owned by the Trust, less the Trust’s liabilities (anticipated to be principally for accrued operating expenses), divided by the number of outstanding Shares. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of platinum.

The Trust issues and redeems Shares only in exchange for platinum, only in aggregations of 15,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PLTM”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following graph illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding platinum price (per 1/10 of an oz. of platinum) since inception:

NAV per Share vs. 1/10th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2018

Source: Bloomberg

The divergence of the NAV per Share from the platinum price over time reflects the cumulative effect of the Trust expenses that arise if an investment had been held since inception.

Critical Accounting Policy

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. Below we describe the valuation of platinum bullion, a critical accounting policy that we believe is important to understanding our results of operations and financial position. In addition, please refer to Note 2 to the Financial Statements for further discussion of our accounting policies.

Valuation of Platinum

Platinum is held by the Custodian on behalf of the Trust. Platinum is recorded at fair value. The cost of platinum is determined according to the average cost method and the fair value is based on the LBMA Platinum Price PM. Realized gains and losses on transfers of platinum, or platinum distributed for the redemption of Shares, are calculated on a trade date basis as the difference between the fair value and cost of platinum transferred.

June 30, 2018
(Amounts in 000’s of US$)
Investment in platinum - cost	$4,402
Unrealized gain / (loss) on investment in platinum	(579)
Investment in platinum - fair value	$3,823

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 29, 2018.

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee (the “Sponsor’s Fee”), the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only expense of the Trust during the period covered by this report was the Sponsor’s Fee. The Trust’s only source of liquidity is its transfers and sales of platinum.

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2018 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2018
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$(579)
Change in net assets from operations	$(588)

The year ended June 30, 2018

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV increased from $2,493,000 on January 11, 2018 to $3,820,888 on June 30, 2018, a 53.26% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 30,000 Shares on January 11, 2018 to 45,000 Shares on June 30, 2018, a result of 15,000 Shares (1 Basket) being created and 0 Shares being redeemed during that period.

The NAV per Share decreased 13.45% from $98.10 on January 11, 2018 to $84.91 on June 30, 2018. The price per ounce of platinum decreased 13.25% from $981.00 on January 11, 2018 to $851.00 on June 30, 2018. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $8,572 for the year, or 0.50% of the Trust’s assets on an annualized basis.

Off-Balance Sheet Arrangements

The Trust is not a party to any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Trust Agreement does not authorize the Trustee to borrow for payment of the Trust’s ordinary expenses. The Trust does not engage in transactions in foreign currencies which could expose the Trust or holders of Shares to any foreign currency related market risk. The Trust invests in no derivative financial instruments and has no foreign operations or long-term debt instruments.

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2018
	Three months ended		Year ended
(Amounts in 000’s of US$, except per Share data)	March 31, 2018	June 30, 2018	June 30, 2018
EXPENSES
Sponsor’s Fee	$3	$5	$9
Total expenses	3	5	9
Net investment loss	(3)	(5)	(9)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses
Realized gain on platinum distributed for the redemption of Shares
Change in unrealized gain / (loss) on investment in platinum	(198)	(381)	(579)
Total gain / (loss) on platinum	(198)	(381)	(579)
Change in net assets from operations	$(201)	$(386)	$(588)

Net increase / (decrease) in net assets per Share	$(5.29)	$(8.58)	$(14.00)
Weighted average number of Shares (in 000’s)	38	45	42

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Trust maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer of the Sponsor, and to the audit committee, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2018, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2018. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2018.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 39 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. As Head of Product Management, Mr. Autier designed the index and liaised with the swap provider for the SPDR® Long Dollar Gold Trust. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by Ricol, Lasteyrie, a member of the Ernst and Young Corporate Finance network. Mr. Autier holds a Masters in Finance from London Business School and a Bachelors degree in Accounting and Finance from the University of Paris (Pantheon Assas). Mr. Autier is 43 years old.

Item 11. Executive Compensation

The Trust has no directors or executive officers. The only ordinary expense paid by the Trust is the Sponsor’s Fee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners

The Sponsor has no knowledge of any person being the direct or indirect beneficial owner of more than 5% of the Shares of the Trust.

Under the Trust Agreement, Shareholders have no voting rights, except in limited circumstances. The Trustee may terminate the Trust upon the agreement of Shareholders owning at least 75% of the outstanding Shares.

Security Ownership of Management

Not applicable.

Change In Control

Neither the Sponsor nor the Trustee knows of any arrangements which may subsequently result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the fiscal year ended June 30, 2018:

June 30, 2018

Audit fees - KPMG	$35,000
Audit related fees - KPMG
$35,000

Audit Fees are fees paid by the Sponsor to KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to KPMG LLP. Such determinations are made by the Sponsor.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1. Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed herein.

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement between GraniteShares LLC, as sponsor, and The Bank of New York Mellon, as trustee(2)
4.2	Form of Authorized Participant Agreement(1)
4.3	Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)(2)
10.1	Allocated Platinum Account Agreement(2)
10.2	Unallocated Platinum Account Agreement(2)
10.3	Marketing Services Agreement between GraniteShares LLC and Foreside Fund Services, LLC(2)
10.4.a	License Agreement between The Bank of New York Mellon and GraniteShares LLC(1)
10.4.b	Amendment to License Agreement between The Bank of New York Mellon and GraniteShares LLC(2)
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

* Filed herewith.

(1) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-221325), filed on November 03, 2017 and incorporated by reference herein.

(2) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-221325), filed on January 12, 2018 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 30, 2018	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 30, 2018	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Management of the Trust’s Sponsor and Shareholders
GraniteShares Platinum Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Platinum Trust (the Trust), including the schedule of investments, as of June 30, 2018, the related statement of operations for the period from January 11, 2018 (commencement of operations) to June 30, 2018, the statement of changes in net assets for the period from January 11, 2018 to June 30, 2018, and the related notes (collectively, the financial statements) and the financial highlights for the period from January 11, 2018 to June 30, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of June 30, 2018, the results of its operations, the changes in its net assets and the financial highlights for the period from January 11, 2018 through June 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Such procedures also included confirmation of investments owned as of June 30, 2018, by correspondence with the custodian. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of one or more GraniteShares LLC investment companies since 2017.

New York, NY

August 30, 2018

GRANITESHARES PLATINUM TRUST

Statement of Assets and Liabilities
at June 30, 2018(1)

Amounts in 000’s of US$ except share and per share data	June 30, 2018
Assets
Investment in platinum, at fair value(2)	$3,823
Total Assets	$3,823

Liabilities
Fees payable to Sponsor	$2
Total Liabilities	2
Net Assets	$3,821

Shares issued and outstanding(3)	45,000
Net asset value per Share	$84.91

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.
(2)	Cost of investment in platinum: $4,402.
(3)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

F-3

GRANITESHARES PLATINUM TRUST

Schedule of Investments

At June 30, 2018(1)

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2018	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,491.805	$4,402	$3,823	100.05%
Total investment		$4,402	$3,823	100.05%
Liabilities in excess of other assets			$(2)	(0.05)%
Net assets			$3,821	100.00%

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statement of Operations

For the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$, except per share data	Fiscal Period Ended Jun-30, 2018

Expenses
Sponsor fees	$9
Total expenses	9
Net investment loss	(9)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	—
Platinum distributed for the redemption of Shares	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	(579)
Net realized and unrealized gain (loss)	(579)
Net increase (decrease) in net assets resulting from operations	$(588)

Net increase (decrease) in net assets per share	$(14.00)
Weighted average number of shares (in 000’s)	42

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statement of Changes in Net Assets

For the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$	Fiscal Period Ended Jun-30, 2018
Net Assets – beginning of period(2)	$2,943
Creations	1,466
Redemptions	—
Net investment gain (loss)	(9)
Net realized gain (loss) from platinum distributed for redemptions	—
Net change in unrealized gain (loss) on investment in platinum	(579)
Net Assets – end of period	$3,821

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.
(2)	Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the fiscal period ended June 30, 2018(1)

Per Share Performance (for a Share outstanding throughout the entire period)	Fiscal Period Ended Jun-30, 2018

Net asset value per Share at beginning of period(2)	$98.10
Net investment gain (loss)	(0.20)
Net realized and unrealized gain (loss) on investment in platinum	(12.99)
Net change in net assets from operations	(13.19)
Net asset value per Share at end of period	$84.91

Total return ratio, at net asset value(3)	(13.45%)

Net assets ($000’s)	$3,821

Ratio to average net assets
Net investment loss (4)	(0.50%)
Expenses (4)	0.50%

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.
(2)	Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements

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

Ss of June 30, 2018, the fees payable to the Sponsor were $1,638.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the period ended June 30, 2018.

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

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended June 30, 2018(1).

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of January 11, 2018(2)	3,000	$2,943
Platinum contributed	1,499.359	1,466
Platinum distributed	(7.554)	(9)
Change in unrealized depreciation	-	(579)
Ending balance as of June 30, 2018	4,491.805	$3,821

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

