Form 10-Q
period 2018-09-30
GraniteShares Platinum Trust
filed 2018-11-09
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

As of November 09, 2018, the Registrant had 45,000 Shares outstanding.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2018

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

Amounts in 000’s of US$ except share and per share data	September 30, 2018 (unaudited)	June 30, 2018

Assets
Investment in platinum, at fair value(1)	$3,656	$3,823
Total Assets	$3,656	$3,823

Liabilities
Fees payable to Sponsor	$1	$2
Total Liabilities	1	2
Net Assets	$3,655	$3,821

Shares issued and outstanding(2)	45,000	45,000
Net asset value per Share	$81.21	$84.91

(1) Cost of investment in platinum: $4,396 and $4,402, respectively.

(2) No par value, unlimited amount authorized.

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2018(1)

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2018

Expenses
Sponsor fees	$4
Total expenses	$4
Net investment loss	$(4)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(1)
Platinum distributed for the redemption of Shares	—
Net realized gain (loss)	—
Net change in unrealized appreciation (depreciation)	$(161)
Net realized and unrealized gain (loss)	$(161)
Net increase (decrease) in net assets resulting from operations	$(166)

Net increase (decrease) in net assets per share	$(3.69)
Weighted average number of shares (in 000’s)	45

(1) No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets

For the three months ended September 30, 2018 (unaudited) and fiscal period ended June 30, 2018

Amounts in 000’s of US$	Three months Ended September 30, 2018	Fiscal Period Ended June 30, 2018
Net Assets – beginning of period	$3,821	$2,943 (1)
Creations	-	1,466
Redemptions	-	-
Net investment gain (loss)	(4)	(9)
Net realized gain (loss) from platinum sold to pay expenses	(1)	-
Net realized gain (loss) from platinum distributed for redemptions of Shares	-	-
Net change in unrealized gain (loss) on investment in platinum	(161)	(579)
Net Assets – end of period	$3,655	$3,821

(1) Operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2018(1)

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended September 30, 2018

Net asset value per Share at beginning of period	$84.91
Net investment gain (loss)	(0.10)
Net realized and unrealized gain (loss) on investment in platinum	(3.60)
Net change in net assets from operations	(3.70)
Net asset value per Share at end of period	$81.21

Total return, at net asset value(2)	(4.36)%

Net assets ($000’s)	$3,655

Ratio to average net assets
Net investment loss (3)	(0.50)%
Expenses (3)	0.50%

(1) No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

(2) Percentage not annualized.

(3) Percentage annualized.

See Notes to the Financial Statements

Schedule of Investments

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2018 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,485.987	$4,396	$3,656	100.03%
Total investment		$4,396	$3,656	100.03%
Liabilities in excess of other assets			$(1)	(0.03)%
Net assets			$3,655	100.00%

June 30, 2018	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,491.805	$4,402	$3,823	100.05%
Total investment		$4,402	$3,823	100.05%
Liabilities in excess of other assets			$(2)	(0.05)%
Net assets			$3,821	100.00%

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

As of September 30, 2018, the fees payable to the Sponsor were $1,481. As of June 30, 2018, the fees payable to the Sponsor were $1,638.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2018 as well as for the period from January 11, 2018 through June 30, 2018.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2018 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2018, the 2018 tax year remains open for examination. There are no examinations in progress at period end.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended September 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	-	-
Platinum distributed	(5.818)	(6)
Change in unrealized depreciation	-	(262)
Ending balance as of September 30, 2018	4,485.987	$3,656

Changes in ounces of platinum and their respective values for the period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of January 11, 2018(1)	3,000.000	$2,943
Platinum contributed	1,499.359	1,466
Platinum distributed	(7.554)	(9)
Change in unrealized depreciation	-	(579)
Ending balance as of June 30, 2018	4,491.805	$3,821

(1) Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

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

7. New Accounting Pronouncement

In August 2018, the FASB issued Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements. The amendments in the ASU modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Management is currently evaluating the impact, if any, of applying this provision and believes the adoption of this ASU will not have a material impact on the Funds’ financial statements.

In October 2018, the SEC posted to the Federal Register their Final Rule Release No. 33-10532, Disclosure Update and Simplification Rule (the “Rule”) which has an effective date of November 5, 2018. The Sponsor has evaluated the effect that the Rule will have on the Trust’s 10-Q and has determined that the Rule will not have a significant impact on the presentation or disclosures in the Trust’s September 30, 2018 10-Q. The Sponsor has elected to forego the changes for the current interim reporting period, but and will adopt the changes in the Trust’s 10-Q for the period ended December 31, 2018.

8. Subsequent events

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2018 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2018

The Trust’s net asset value fell from $3,820,888, on June 30, 2018 to $3,654,599 on September 30, 2018, a 4.4% decrease. The decrease in the Trust’s net asset value was due to the price of platinum which fell 4.2% from $851.00 on June 30, 2018 to $815.00 on September 30, 2018. No shares were created or redeemed during the quarter.

The 4.4% decrease in the Trust’s net asset value per share from $84.91 at June 30, 2018 to $81.21 at September 30, 2018 is directly related to the 4.2% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $4,605 for the period, or 0.13% of the Trust’s average weighted assets of $3,653,794 during the period. The net assets value per share of $84.70 on July 9, 2018 was the highest during the period, compared with a low during the period of $76.96 on September 4, 2018.

Net decrease in net assets resulting from operations for the period ended September 30, 2018 was $165,350, resulting primarily from an unrealized loss on investment in platinum of $160,745. Other than the Sponsor’s fees of $4,605, the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2018: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2018	0	0
August 2018	0	0
September 2018	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 09, 2018	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 09, 2018	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

