Form 10-Q
period 2018-12-31
GraniteShares Platinum Trust
filed 2019-02-05
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2018

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

As of February 05, 2019, the Registrant had 45,000 Shares outstanding.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2018

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at December 31, 2018 (unaudited) and June 30, 2018

Amounts in 000’s of US$ except share and per share data	December 31, 2018	June 30, 2018(1)
	(unaudited)
Assets
Investment in platinum, at fair value(2)	$3,557	$3,823
Total Assets	$3,557	$3,823

Liabilities
Fees payable to Sponsor	$1	$2
Total Liabilities	1	2
Net Assets	$3,556	$3,821

Shares issued and outstanding(3)	45,000	45,000
Net asset value per Share	$79.02	$84.91

(1)	Operations commenced on January 11, 2018. See Note 1.
(2)	Cost of investment in platinum: $4,390 and $4,402, respectively.
(3)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedule of Investment (Unaudited)

At December 31, 2018 (unaudited) and June 30, 2018

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2018 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,480.457	$4,390	$3,557	100.03%
Total investment		$4,390	$3,557	100.03%
Liabilities in excess of other assets			$(1)	(0.03)%
Net assets			$3,556	100.00%

June 30, 2018(1)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,491.805	$4,402	$3,823	100.05%
Total investment		$4,402	$3,823	100.05%
Liabilities in excess of other assets			$(2)	(0.05)%
Net assets			$3,821	100.00%

(1)	Operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the period ended December 31, 2018(1)

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2018	Six Months Ended December 31, 2018

Expenses
Sponsor fees	$5	$9
Total expenses	$5	$9
Net investment loss	$(5)	$(9)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(1)	(2)
Platinum distributed for the redemption of Shares	—	—
Net realized gain (loss)	—	—
Net change in unrealized appreciation (depreciation)	$(93)	$(254)
Net realized and unrealized gain (loss)	$(94)	$(256)
Net increase (decrease) in net assets resulting from operations	$(99)	$(265)

Net increase (decrease) in net assets per share	$(2.20)	$(5.89)
Weighted average number of shares (in 000’s)	45	45

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the six months ended December 31, 2018

Amounts in 000’s of US$
Net Assets at July 1, 2018	$3,821
Creations	-
Redemptions	-
Net investment gain (loss)	(4)
Net realized gain (loss) from gold bullion sold to pay expenses	(1)
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(161)
Net Assets at September 30, 2018	$3,655
Creations	-
Redemptions	-
Net investment gain (loss)	(5)
Net realized gain (loss) from gold bullion sold to pay expenses	(1)
Net realized gain (loss) from gold bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in gold	(93)
Net Assets at December 31, 2018	$3,556

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three most ended December 31, 2018(1)

Per Share Performance (for a Share outstanding throughout the entire period)	Three Months Ended December 31, 2018 (unaudited)	Six Months Ended December 31, 2018 (unaudited)

Net asset value per Share at beginning of period	$81.21	$84.91
Net investment gain (loss)	(0.10)	(0.21)
Net realized and unrealized gain (loss) on investment in platinum	(2.09)	(5.68)
Net change in net assets from operations	(2.19)	(5.89
Net asset value per Share at end of period	$79.02	$79.02

Total return ratio, at net asset value(2)	(2.70)%	(6.94)%

Net assets ($000’s)	$3,556	$3,556

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of December 31, 2018, the fees payable to the Sponsor were $1,506. As of June 30, 2018, the fees payable to the Sponsor were $1,638.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended December 31, 2018, the six month ended December 31, 2018 as well as for the period from January 11, 2018 through June 30, 2018.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2018 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2018, the 2018 tax year remains open for examination. There are no examinations in progress at period end.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended December 31, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	-	-
Platinum distributed	(11.348)	(12)
Change in unrealized depreciation	-	(254)
Ending balance as of December 31, 2018	4,480.457	$3,557

Changes in ounces of platinum and their respective values for the period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of January 11, 2018(1)	3,000.000	$2,943
Platinum contributed	1,499.359	1,466
Platinum distributed	(7.554)	(7)
Change in unrealized depreciation	-	(579)
Ending balance as of June 30, 2018	4,491.805	$3,823

(1)	Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

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

The Trust holds platinum and is expected to issue Baskets in exchange for deposits of platinum, and to distribute platinum in connection with redemptions of Baskets. Shares issued by the Trust represent units of undivided beneficial interest in and ownership of the Trust. The investment objective of the Trust is for the Shares to reflect the performance of the price of platinum, less the Trust’s expenses. The Sponsor believes that, for many investors, the Shares will represent a cost-effective investment relative to traditional means of investing in platinum.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2018 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended December 31, 2018

The Trust’s net asset value fell from $3,654,599 on September 30, 2018, to $3,555,977 on December 31, 2018, a 2.7% decrease. The decrease in the Trust’s net asset value was due to the price of platinum which fell 2.6% from $815.00 on September 30, 2018 to $794.00 on December 31, 2018. No shares were created or redeemed during the quarter.

The 2.7% decrease in the Trust’s net asset value per share from $81.21 at September 30, 2018 to $79.02 at December 31, 2018 is directly related to the 2.6% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $4,648 for the period, or 0.13% of the Trust’s average weighted assets of $3,687,346 during the period. The net asset value per share of $87.05 on November 7, 2018 was the highest during the period, compared with a low during the period of $77.84 on December 18, 2018.

Net decrease in net assets resulting from operations for the period ended December 31, 2018 was $99,230, resulting primarily from an unrealized loss on investment in platinum of $93,177 and Sponsor’s fees of $4,648. Other than the Sponsor’s fees the Trust had no expenses during the period.

The Six Months Ended December 31, 2018

The Trust’s net asset value fell from $3,820,888, on June 30, 2018 to $3,555,977 on December 31, 2018, a 6.9% decrease. The decrease in the Trust’s net asset value was due to the price of platinum which fell 6.7% from $851.00 on June 30, 2018 to $794.00 on December 31, 2018. No shares were created or redeemed during the quarter.

The 6.9% decrease in the Trust’s net asset value per share from $84.91 at June 30, 2018 to $79.02 at December 31, 2018 is directly related to the 6.7% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $9,252 for the period, or 0.25% of the Trust’s average weighted assets of $3,670,570 during the period. The net asset value per share of $87.05 on November 7, 2018 was the highest during the period, compared with a low during the period of $76.96 on September 4, 2018.

Net decrease in net assets resulting from operations for the period ended December 31, 2018 was $264,813, resulting primarily from an unrealized loss on investment in platinum of $253,922 and Sponsor’s fees of $9,252. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2018: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2018	0	0
November 2018	0	0
December 2018	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 05, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 05, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

