Form 10-K/A
period 2018-06-30
GraniteShares Platinum Trust
filed 2019-02-20
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(amendment No. 1)

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

As of February 20, 2019, GraniteShares Platinum Trust has 45,000 GraniteShares Platinum Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A constitutes Amendment No. 1 (the “Amendment”) to the GraniteShares Platinum Trust’s (the “Trust”) Annual Report on Form 10-K for the period ended June 30, 2018, which was originally filed with the Securities and Exchange Commission on August 31, 2018 (the “Original Filing”). This Amendment is being filed solely to amend information inadvertently included within Item 9A of the Original Filing. For the period ended June 30, 2018, the Trust was not required to include a report of management’s assessment regarding internal control over financial reporting.

No other change is made to the Original Filing. This Amendment does not purport to provide an update or a discussion of any other developments subsequent to the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

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

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Trust’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 20, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 20, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.