Form 10-Q
period 2019-03-31
GraniteShares Platinum Trust
filed 2019-05-06
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

205 Hudson Street, 7th Floor

New York, New York 10013

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

As of May 03, 2019, the Registrant had 450,000 Shares outstanding.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2019

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at March 31, 2019 (unaudited) and June 30, 2018

Amounts in 000’s of US$ except share and per share data	March 31, 2019	June 30, 2018(1)
	(unaudited)
Assets
Investment in platinum, at fair value(2)	$3,804	$3,823
Total Assets	$3,804	$3,823

Liabilities
Fees payable to Sponsor	$2	$2
Total Liabilities	2	2
Net Assets	$3,802	$3,821

Shares issued and outstanding(3)	450,000	450,000	(4)
Net asset value per Share	$8.45	$8.49	(4)

(1)	Operations commenced on January 11, 2018. See Note 1.
(2)	Cost of investment in platinum: $4,386 and $4,402, respectively.
(3)	No par value, unlimited amount authorized.
(4)	Adjusted by the stock split effective on March 21, 2019. See Note 1

See Notes to the Financial Statements

Schedule of Investment (Unaudited)

At March 31, 2019 (unaudited) and June 30, 2018

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2019 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,475.061	$4,386	$3,804	100.05%
Total investment		$4,386	$3,804	100.05%
Liabilities in excess of other assets			$(2)	(0.05)%
Net assets			$3,802	100.00%

June 30, 2018(1)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,491.805	$4,402	$3,823	100.05%
Total investment		$4,402	$3,823	100.05%
Liabilities in excess of other assets			$(2)	(0.05)%
Net assets			$3,821	100.00%

(1)	Operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended March 31, 2019, the nine months March 31, 2019 and for the period from January 11, 2018(1) through March 31, 2018

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019	Period Ended March 31, 2018(1)

Expenses
Sponsor fees	$4	$13	$3
Total expenses	$4	$13	$3
Net investment loss	$(4)	$(13)	$(3)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(1)	(3)	-
Platinum distributed for the redemption of Shares	—	—	-
Net realized gain (loss)	—	—	-
Net change in unrealized appreciation (depreciation)	$251	$(3)	$(198)
Net realized and unrealized gain (loss)	$250	$(6)	$(198)
Net increase (decrease) in net assets resulting from operations	$246	$(19)	$(201)

Net increase (decrease) in net assets per share (2)	$0.55	$(0.04)	$(0.53)
Weighted average number of shares (in 000’s) (2)	450	450	380

(1)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.
(2)	Adjusted for effects of stock split. The stock split was effective on March 21, 2019. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the nine months ended March 31, 2019

Amounts in 000’s of US$
Net Assets at July 1, 2018	$3,821
Creations	-
Redemptions	-
Net investment gain (loss)	(4)
Net realized gain (loss) from platinum bullion sold to pay expenses	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(161)
Net Assets at September 30, 2018	$3,655
Creations	-
Redemptions	-
Net investment gain (loss)	(5)
Net realized gain (loss) from platinum bullion sold to pay expenses	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(93)
Net Assets at December 31, 2018	$3,556
Creations	-
Redemptions	-
Net investment gain (loss)	(4)
Net realized gain (loss) from platinum bullion sold to pay expenses	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	251
Net Assets at March 31, 2019	$3,802

For the period January 11, 2018 to March 31, 2018 (unaudited) (1)

Amounts in 000’s of US$
Net Assets at January 11, 2018 (1)	$2,913
Creations	1,496
Redemptions	-
Net investment gain (loss)	(3)
Net realized gain (loss) from platinum bullion sold to pay expenses	-
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(198)
Net Assets at March 31, 2018	$4,208

(1)	Operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended March 31, 2019, the nine months ended March 31, 2019 and for the period from January 11, 2018 (1) through March 31, 2018

Per Share Performance (for a Share outstanding throughout the entire period)(1)	Three Months Ended March 31, 2019	Nine Months Ended March 31, 2019	Period Ended March 31, 2018(2)
	(unaudited)	(unaudited)

Net asset value per Share at beginning of period	$7.90	$8.49	$9.81
Net investment gain (loss)	(0.01)	(0.3)	(0.01)
Net realized and unrealized gain (loss) on investment in platinum	0.56	(0.01)	(0.45)
Net change in net assets from operations	0.55	(0.04)	(0.46)
Net asset value per Share at end of period	$8.45	$8.45	$9.35

Total return ratio, at net asset value(3)	6.96%	(0.47)%	(4.68)%

Net assets ($000’s)	$3,802	$3,802	$4,208

Ratio to average net assets
Net investment loss (4)	(0.50)%	(0.50)%	(0.50)%
Expenses (4)	0.50%	0.50%	0.50%

(1)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1.
(2)	No comparative has been provided as operations commenced on January 11, 2018. See Note 1.
(3)	Percentage not annualized.
(4)	Percentage annualized.

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

On March 11, 2019, the Trust announced a 10-for-1 Share split for all shareholders of record as of March 21, 2019. The ticker symbol for the Trust did not change, and the Trust continues to trade on the NYSE Arca. The split was applied retroactively for all periods presented, increasing the number of Shares outstanding for the Trust, and resulted in a proportionate decrease in the price per Share and per Share information of the Trust. Therefore, the split did not change the aggregate net asset value of a shareholder’s investment at the time of the split.

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

As of March 31, 2019, the fees payable to the Sponsor were $1,603. As of June 30, 2018, the fees payable to the Sponsor were $1,638.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended March 31, 2019, the nine months ended March 31, 2019 as well as for the period from January 11, 2018 through March 31, 2018.

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

2.4 Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Basket”) only to Authorized Participants. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of platinum represented by the Baskets being created or redeemed, the amount of which will be based on the combined ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2019 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2019, the 2018 tax year remains open for examination. There are no examinations in progress at period end.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended March 31, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	-	-
Platinum distributed	(16.744)	(16)
Change in unrealized depreciation	-	(3)
Ending balance as of March 31, 2019	4,475.061	$3,804

Changes in ounces of platinum and their respective values for the period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of January 11, 2018(1)	3,000.000	$2,943
Platinum contributed	1,499.359	1,466
Platinum distributed	(7.554)	(7)
Change in unrealized depreciation	-	(579)
Ending balance as of June 30, 2018	4,491.805	$3,823

(1)	Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

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

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum and only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2019 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2019

During the quarter the Trust’s net asset value increased 6.92% from $3,555,977 on December 31, 2018, to $3,802,199 on March 31, 2019. The increase in the Trust’s net asset value was due to the price of platinum which increased 7.05% from $794.00 on December 31, 2018 to $850.00 on March 31, 2019. No shares were created or redeemed during the quarter.

On the post stock split basis (see Note 1), the 6.92% increase in the Trust’s net asset value per share from $7.90 at December 31, 2018 to $8.45 at March 31, 2019 is directly related to the 6.96% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $4,532 for the period, or 0.12% of the Trust’s average weighted assets of $3,676,030 during the period. On the post stock split basis (see Note 1), the net asset value per share of $8.67 on March 21, 2019 was the highest during the period, compared with a low during the period of $7.79 on February 14, 2019.

Net increase in net assets resulting from operations for the period ended March 31, 2019 was $246,222, resulting primarily from an unrealized gain on investment in platinum of $251,607, a loss on metal sold to cover the Sponsor’s fee of $853 and Sponsor’s fees of $4,532. Other than the Sponsor’s fees the Trust had no expenses during the period.

The Nine Months Ended March 31, 2019

The Trust’s net asset value fell from $3,820,888, on June 30, 2018 to $3,802,199 on March 31, 2019, a 0.49% decrease. The decrease in the Trust’s net asset value was due primarily to the Sponsor fees as the price of platinum was only down 0.12% from $851.00 on June 30, 2018 to $850.00 on March 31, 2019. No shares were created or redeemed during the quarter.

On a post stock split basis (see Note 1) the 0.47% decrease in the Trust’s net asset value per share from $8.49 at June 30, 2018 to $8.45 at March 31, 2019 is mostly related to the Sponsor fees, which were $13,785 for the period or 0.38% of the Trust’s average weighted assets of $3,672,364.

On the post stock split basis (see Note 1), the net asset value per share of $8.71 on November 6, 2018 was the highest during the period, compared with a low during the period of $7.70 on September 4, 2018.

Net decrease in net assets resulting from operations for the period ended March 31, 2019 was $18,689, resulting primarily from the Sponsor’s fees of $13,784 an unrealized loss on investment in platinum of $2,315 and a loss on metal sold to cover the Sponsor fees of $2,590. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2019: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2019	0	0
February 2019	0	0
March 2019	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 06, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 06, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

