Form 10-K
period 2019-06-30
GraniteShares Platinum Trust
filed 2019-08-20
CIK 1690842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2019 as reported by the NYSE Arca, Inc. on that date: $3,746,070.

As of August 20, 2019, GraniteShares Platinum Trust has 550,000 GraniteShares Platinum Shares outstanding.

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

PART I

Item 1. Business

The purpose of the GraniteShares Platinum Trust (the “Trust”) is to own platinum transferred to the Trust in exchange for shares issued by the Trust (“Shares”). Each Share represents a fractional undivided beneficial interest in and ownership of the Trust. The assets of the Trust consist solely of platinum bullion. The Trust was formed on January 11, 2018 when an initial deposit of platinum was made in exchange for the issuance of two Baskets (a “Basket” consists of 50,000 Shares).

The sponsor of the Trust is GraniteShares LLC (the “Sponsor”). The trustee of the Trust is The Bank of New York Mellon (the “Trustee”) and the custodian is ICBC Standard Bank Plc (the “Custodian”).

The Trust’s Shares at redeemable value decreased from $3,820,888, at June 30, 2018 to $3,654,618 at June 30, 2019, the Trust’s fiscal year end. On a post stock split basis (see Note 1 in the Financial Statements), the number of Outstanding Shares was constant at 450,000.

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

The Mining and Producer Sector

This group includes mining companies that specialize in PGM production. PGMs are found primarily in South Africa (72% of the total mine production) and Russia (12% of the total mine production).

Autocatalyst

Autocatalyst is the main source of demand for platinum, with approximately 41% of the total demand, and is used primarily for diesel engines. Recycling autocatalyst is also a significant source of supply, with 17% of the total supply.

Jewelry

Jewelry is the second source of demand for platinum, representing approximately 27% of the total demand. Recycling jewelry accounts for approximately 9% of the total supply.

World Platinum Supply and Demand 2010–2019

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported by the GFMS Platinum Group Metals Survey 2019 published by Refinitiv.

(000 ounces)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019 forecast
Supply Mine Production
South Africa	4,750	4,740	4,182	4,368	3,220	4,522	4,273	4,289	4,318	4,201
Russia	785	818	803	741	687	721	678	708	695	683
North America	238	389	338	337	397	365	396	363	345	369
Others	411	457	472	565	541	529	619	606	601	569
Total Mine Production	6,183	6,404	5,796	6,011	4,844	6,137	5,967	5,966	5,956	5,822
Autocatalyst Scrap	926	1,020	952	1,090	1,134	1,107	1,103	1,262	1,328	1,432
Old Jewelry Scrap	681	778	864	752	731	679	695	661	746	785
Total Supply	7,790	8,201	7,612	7,854	6,710	7,924	7,865	7,889	8,033	8,033
Demand
Autocatalysts	3,029	3,114	2,976	2,972	3,122	3,175	3,166	3,187	3,158	3,208
Jewelry	2,291	2,424	2,601	2,753	2,675	2,612	2,339	2,235	2,125	2,080
Chemical	482	487	398	435	586	439	587	536	625	723
Electronics	283	256	227	202	195	183	178	197	232	239
Glass	505	338	361	22	-71	189	280	351	479	254
Petroleum	168	144	126	107	122	96	135	172	173	204
Other Industrial	494	559	621	649	700	665	727	748	774	804
Retail Investment	95	312	282	136	141	582	550	296	311	287
Total Demand	7,347	7,634	7,592	7,276	7,470	7,942	7,963	7,722	7,877	7,800
Physical Surplus / (Deficit )	443	567	19	578	-761	-18	-98	167	156	239
Stock Movements	-579	-256	-538	-1,891	1,079	142	35	15	(137)	150
of which ETF Release/ (Build)	-579	-156	-238	-891	-221	192	-15	15	(137)	150
Net Balance	-136	311	-519	-1,314	318	123	-63	182	19	389

Source: GFMS, Refinitiv; LBMA

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

The Sponsor’s Fee for the year ended June 30, 2019 was $18,482.

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each sale of platinum by the Trust will be a taxable event to Shareholders for federal income tax purposes. See “United States Federal Income Tax Consequences—Taxation of U.S. Shareholders.”

Deposit of Platinum; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Upon the deposit of the corresponding amount of platinum with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. Only Authorized Participants can deposit platinum and receive Baskets of Shares in exchange. As of the date of this prospectus, J.P. Morgan Securities LLC and Virtu Financial BD LLC are the Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Platinum allocated by the Custodian to the Trust Allocated Account must meet the Good Delivery Standards.

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

The Basket Amount necessary for the creation of a Basket changes from day to day. On each day that the Exchange is open for regular trading, the Trustee adjusts the quantity of platinum constituting the Basket Amount as appropriate to reflect sales of platinum, any loss of platinum that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. (New York time). See “The Trust—Valuation of Platinum; Computation of Net Asset Value” for a description of how the LBMA Platinum Price PM is determined, and description of how the Trustee determines the NAV. The Trustee determines the Basket Amount for a given day by dividing the number of Ounces of platinum held by the Trust as of the opening of business on that business day, adjusted for the amount of platinum constituting estimated accrued but unpaid fees and expenses of the Trust as of the opening of business on that business day, by the quotient of the number of Shares outstanding at the opening of business divided by 50,000. Fractions of an Ounce of platinum smaller than 0.001 Ounce are disregarded for purposes of the computation of the Basket Amount. The Basket Amount so determined is communicated via electronic mail message to all Authorized Participants and made available on the Sponsor’s website for the Shares. The Exchange also publishes the Basket Amount determined by the Trustee as indicated above.

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

Redemption of Baskets

Authorized Participants, acting on authority of the registered holder of Shares or on their own account, may surrender Baskets of Shares in exchange for the corresponding Basket Amount announced by the Trustee. Upon the surrender of such Shares and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver to the order of the redeeming Authorized Participant the amount of platinum corresponding to the redeemed Baskets. Shares can only be surrendered for redemption in Baskets of 50,000 Shares each.

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

The Sponsor’s Role

The Sponsor arranged for the creation of the Trust, and is responsible for the ongoing registration of the Shares for their public offering in the United States and the listing of the Shares on the Exchange. The Sponsor has agreed to assume the organizational expenses of the Trust and the following expenses incurred by the Trust: the Trustee’s monthly fee and its ordinary out-of-pocket expenses, the Custodian’s Fee and its reimbursable expenses, Exchange listing fees, SEC registration fees, marketing expenses, printing and mailing costs, audit fees and expenses and up to $100,000 per annum in legal fees and expenses.

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

The Sponsor has developed a marketing plan for the Trust, prepares marketing materials regarding the Shares, including the content of the Trust’s website, and executes the marketing plan for the Trust on an ongoing basis.

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2019.

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

Description of the Shares

General

The Trustee is authorized under the Trust Agreement to create and issue an unlimited number of Shares. The Trustee creates Shares only in Baskets (a Basket equals a block of 50,000 Shares) and only upon the order of an Authorized Participant. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. Any creation and issuance of Shares above the amount registered on the Trust’s then-current and effective registration statement with the SEC will require the registration of such additional Shares.

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

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Vedder Price P.C., special United States federal income tax counsel to the Sponsor. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons with “applicable financial statements” within the meaning of Section 451(b) of the Code, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

A Shareholder that is not a U.S. Shareholder as defined above is considered a “Non-U.S. Shareholder” for purposes of this discussion. If a partnership or other entity or arrangement treated as a partnership for U.S. federal income tax purposes holds Shares, the tax treatment of a partner generally depends upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding Shares, the discussion below may not be applicable and we urge you to consult your own tax adviser for the U.S. federal tax implications of the purchase, ownership and disposition of such Shares.

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

The Shares are designed to mirror as closely as possible the performance of the price of platinum bullion, and the value of the Shares relates directly to the value of the platinum held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of platinum has fluctuated widely over the past several years. Several factors may affect the price of platinum, including:

-	Global platinum supply, which is influenced by such factors as production and cost levels in major platinum producing countries such as South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand;

-	Investors’ expectations with respect to the rate of inflation;

-	exchange rates;

-	Currency

-	Interest rates;

-	Investment and trading activities of hedge funds and commodity funds; and

-	Global or regional political, economic or financial events and situations.

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

A decrease in the amount of platinum represented by each Share results in a decrease in its price even if the price of platinum has not changed. To retain the Share’s original price, the price of platinum has to increase. Without that increase, the lesser amount of platinum represented by the Share will have a correspondingly lower price. If these increases do not occur or are not sufficient to counter the lesser amount of platinum represented by each Share, you will sustain losses on your investment in Shares.

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

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

-	Autocatalysts, automobile components that use platinum accounted for approximately 40% of the global demand in platinum in 2018. Should global automobile sales decline, the demand for platinum may fall and impact the price of platinum and affect the price of the Shares.

-	A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

-	To the extent existing exchange traded vehicles (“ETVs”) tracking platinum markets represent a significant proportion of demand for physical platinum bullion, large redemptions of the securities of these ETVs could negatively affect physical platinum bullion prices and the price and NAV of the Shares.

-	A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

-	A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2019:

Fiscal Year Ended June 30, 2019: Quarter Ended(1)

	High	Low
September 2018	$8.45	$7.65
December 2018	$8.72	$7.81
March 2019	$8.67	$7.83
June 2019	$9.04	$7.88

(1) Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

The number of outstanding Shares of the Trust as of August 20, 2019 was 550,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions(1).

	High	Low
July 2018	$8.45	$8.09
August 2018	$8.30	$7.65
September 2018	$8.32	$7.88
October 2018	$8.39	$8.16
November 2018	$8.72	$7.95
December 2018	$8.21	$7.83
January 2019	$8.21	$7.86
February 2019	$8.67	$7.83
March 2019	$8.62	$8.10
April 2019	$9.04	$8.50
May 2019	$8.74	$7.88
June 2019	$8.32	$7.90

(1) Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2019:

Month	Total number of Shares redeemed(1)	Average ounces of platinum per Share(1)
July 2018	-	-
August 2018	-	-
September 2018	-	-
October 2018	-	-
November 2018	-	-
December 2018	-	-
January 2019	-	-
February 2019	-	-
March 2019	-	-
April 2019	-	-
May 2019	-	-
June 2019	-	-
Total	-	-

(1) Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

June 30, 2019
(Amounts in 000’s of US$, except per Share data)
Total assets	$3,655
Total gain / (loss) on platinum	$(148)
Change in net assets from operations	$(166)
Weighted average number of Shares (in 000’s) (1)	450
Net increase / (decrease) in net assets per Share(1)	$(0.37)

(1) Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

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

The Trust issues and redeems Shares only in exchange for platinum, only in aggregations of 50,000 or integral multiples thereof (each, a “Basket”), and only in transactions with registered broker-dealers or other securities market participants not required to register as broker-dealers, such as a bank or other financial institution, that (1) are participants in DTC and (2) have previously entered into an agreement with the Trust governing the terms and conditions of such issuance (such dealers, the “Authorized Participants”). As of the date of this annual report the Authorized Participants that have signed an Authorized Participant Agreement with the J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., and Virtu Financial BD, LLC.

Shares of the Trust trade on the NYSE Arca under the symbol “PLTM”.

Investing in the Shares does not insulate the investor from certain risks, including price volatility. The following graph illustrates the movement in the net asset value (“NAV”) of the Shares against the corresponding platinum price (per 1/100 of an oz. of platinum) since inception:

NAV per Share vs. 1/100th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2019(1)

(1) Adjusted for effect of stock split. The stock split was effective on March 11, 2019. See Note 1 to the Financial Statements

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

June 30, 2019
(Amounts in 000’s of US$)
Investment in platinum - cost	$4,380
Unrealized gain / (loss) on investment in platinum	(724)
Investment in platinum - fair value	$3,656

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 28, 2019.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2019 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2019
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$(148)
Change in net assets from operations	$(166)
Net increase (decrease) in net assets per share(1)	$(0.37)

(1) Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

For the year ended June 30, 2019

The net asset value (“NAV”) of the Trust is obtained by subtracting the Trust’s expenses and liabilities on any day from the value of the platinum owned by the Trust on that day; the NAV per Share is obtained by dividing the NAV of the Trust on a given day by the number of Shares outstanding on that day.

The Trust’s NAV decreased from $3,820,888 on June 30, 2018 to $3,654,618 on June 30, 2019, a 4.35% decrease for the year. The decrease in the Trust’s NAV resulted primarily from the change in platinum price as there was no change in number of Outstanding Shares during that period.

On a post stock split basis (see Note 1 to the Financial Statements), the NAV per Share decreased 4.36% from $8.49 on June 30, 2018 to $8.12 on June 30, 2019. The price per ounce of platinum decreased 3.88% from $851.00 on June 30, 2018 to $818.00 on June 30, 2019. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $18,482 for the year, or 0.50% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2018

	Three months ended		Year ended
(Amounts in 000’s of US$, except per Share data)	March 31, 2018	June 30, 2018	June 30, 2018
EXPENSES
Sponsor’s Fee	$3	$5	$9
Total expenses	3	5	9
Net investment loss	(3)	(5)	(9)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized (loss) / gain on platinum transferred to pay expenses
Realized gain on platinum distributed for the redemption of Shares
Change in unrealized gain / (loss) on investment in platinum	(198)	(381)	(579)
Total gain / (loss) on platinum	(198)	(381)	(579)
Change in net assets from operations	$(201)	$(386)	$(588)

Net increase / (decrease) in net assets per Share(1)	$(0.53)	$(0.86)	$(1.40)
Weighted average number of Shares (in 000’s)(1)	380	450	420

(1) Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

Fiscal year ended June 30, 2019
	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2018	December 31, 2018	March 30, 2019	June 30, 2019	June 30, 2019
EXPENSES
Sponsor’s Fee	$4	$5	$4	$5	$18
Total expenses	4	5	4	5	18
Net investment loss	(4)	(5)	(4)	(5)	(18)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(1)	(1)	(1)	(-)	(3)
Realized gain/(loss) on platinum distributed for the redemption of Shares
Change in unrealized gain / (loss) on investment in platinum	(161)	(93)	251	(142)	(145)
Total gain / (loss) on platinum	(161)	(94)	250	(142)	(148)

Change in net assets from operations	$(166)	$(99)	$246	$(147)	$(166)

Net increase / (decrease) in net assets per Share(1)	$(0.37)	$(0.22)	$0.55	$(0.33)	$(0.37)

Weighted average number of Shares(1)	450	450	450	450	450

(1) Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2019, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2019. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2019.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 40 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. As Head of Product Management, Mr. Autier designed the index and liaised with the swap provider for the SPDR® Long Dollar Gold Trust. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by Ricol, Lasteyrie, a member of the Ernst and Young Corporate Finance network. Mr. Autier holds a Masters in Finance from London Business School and a Bachelors degree in Accounting and Finance from the University of Paris (Pantheon Assas). Mr. Autier is 44 years old.

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

Item 14. Principal Accounting Fees and Services

Fees for services performed by KPMG LLP for the fiscal year ended June 30, 2019:

June 30, 2019

Audit fees - KPMG	$34,000
Audit related fees - KPMG	3,768
$37,768

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 20, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 20, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2019

Report of Independent Registered Public Accounting Firm

To Management of the Trust’s Sponsor and Shareholders
GraniteShares Platinum Trust:

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Platinum Trust (the Trust), including the schedule of investments as of June 30, 2019 and 2018, the related statements of operations and changes in net assets for the year ended June 30, 2019 and for the period from January 11, 2018 (commencement of operations) to June 30, 2018, and the related notes (collectively, the financial statements) and the financial highlights for the year ended June 30, 2019 and for the period from January 11, 2018 to June 30, 2018. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Trust as of June 30, 2019 and 2018, and the results of its operations, changes in its net assets and the financial highlights for the year ended June 30, 2019 and for the period from January 11, 2018 to June 30, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the management of the Trust’s sponsor . Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the auditor of one or more GraniteShares LLC investment companies since 2017.

New York, NY
August 20, 2019

GRANITESHARES PLATINUM TRUST

Statement of Assets and Liabilities

At June 30, 2019 and 2018

Amounts in 000’s of US$ except share and per share data	June 30, 2019	June 30, 2018
Assets
Investment in platinum, at fair value(1)	$3,656	$3,823
Total Assets	$3,656	$3,823
Liabilities
Fees payable to Sponsor	$1	$2
Total Liabilities	1	2
Net Assets	$3,655	$3,821
Shares issued and outstanding(2)	450,000	450,000	(3)
Net asset value per Share	$8.12	$8.49	(3)

(1)	Cost of investment in platinum: $4,380 and $4,402, respectively.
(2)	No par value, unlimited amount authorized.
(3)	Adjusted by the stock split effective March 21, 2019. See Note 1.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedule of Investments

At June 30, 2019 and 2018

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2019	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,469.435	$4,380	$3,656	100.03%
Total investment		$4,380	$3,656	100.03%
Liabilities in excess of other assets			$(1)	(0.03)%
Net assets			$3,655	100.00%

June 30, 2018	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,491.805	$4,402	$3,823	100.05%
Total investment		$4,402	$3,823	100.05%
Liabilities in excess of other assets			$(2)	(0.05)%
Net assets			$3,821	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statement of Operations

For the year ended June 30, 2019 and the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2019	Fiscal Period Ended June 30, 2018(1)

Expenses
Sponsor fees	$18	$9
Total expenses	18	9
Net investment loss	(18)	(9)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(3)	-
Platinum distributed for the redemption of Shares	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation (depreciation)	(145)	(579)
Net realized and unrealized gain (loss)	(148)	(579)
Net increase (decrease) in net assets resulting from operations	$(166)	$(588)

Net increase (decrease) in net assets per share(2)	$(0.37)	$(1.40)
Weighted average number of shares (in 000’s)(2)	450	420

(1)	Operations commenced on January 11, 2018. See Note 1.
(2)	Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statement of Changes in Net Assets

For the year ended June 30, 2019 and the fiscal period ended June 30, 2018(1)

Amounts in 000’s of US$	Year Ended June 30, 2019	Fiscal Period Ended June 30, 2018(1)
Net Assets – beginning of period	$3,821	$2,943
Creations	-	1,466
Redemptions	-	-
Net investment gain (loss)	(18)	(9)
Net realized gain (loss) from platinum sold to pay expenses	(3)	-
Net realized gain (loss) from platinum distributed for redemptions	-	-
Net change in unrealized gain (loss) on investment in platinum	(145)	(579)
Net Assets – end of period	$3,655	$3,821

(1)	Operations commenced on January 11, 2018. See Note 1.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the year ended June 30, 2019 and the fiscal period ended June 30, 2018(1)

Per Share Performance (for a Share outstanding throughout the entire period)(2)	Year Ended June 30, 2019	Fiscal Period Ended June 30, 2018(1)

Net asset value per Share at beginning of period	$8.49	$9.81
Net investment gain (loss)	(0.04)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	(0.33)	(1.30)
Net change in net assets from operations	(0.37)	(1.32)
Net asset value per Share at end of period	$8.12	8.49

Total return ratio, at net asset value	(4.36)%	(13.45	)%(3)

Net assets ($000’s)	$3,655	3,821

Ratio to average net assets
Net investment loss	(0.50)%	(0.50	)%(4)
Expenses	0.50%	0.50	%(4)

(1)	Operations commenced on January 11, 2018. See Note 1.
(2)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1.
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2019

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

Undefined capitalized terms shall have the meaning as set forth in the Trust’s registration statement.

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

As of June 30, 2019, the fees payable to the Sponsor were $1,480. As of June 30, 2018, the fees payable to the Sponsor were $1,638.

The Sponsor’s Fee, for the year ended June 30, 2019, was $18,482 or 0.50%, of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended June 30, 2019 nor the fiscal period ended June 30, 2018.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2019 and June 30, 2018.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2019, the 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	-	-
Platinum distributed	(22.370)	(22)
Change in unrealized depreciation	-	(145)
Ending balance as of June 30, 2019	4,469.435	$3,656

Changes in ounces of platinum and their respective values for the fiscal period ended June 30, 2018.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of January 11, 2018(1)	3,000.000	$2,943
Platinum contributed	1,499.359	1,466
Platinum distributed	(7.554)	(7)
Change in unrealized depreciation	-	(579)
Ending balance as of June 30, 2018	4,491.805	$3,823

(1) Operations commenced on January 11, 2018. The amount represents the initial deposit. See Note 1.

4. Related parties – Sponsor and Trustee

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

Affiliates of the Trustee may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion..

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

