Form 10-Q
period 2019-09-30
GraniteShares Platinum Trust
filed 2019-11-05
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 05, 2019, the Registrant had 700,000 Shares outstanding.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2019

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at September 30, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$ except share and per share data	September 30, 2019	June 30, 2019
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$5,803	$3,656
Total Assets	$5,803	$3,656

Liabilities
Fees payable to Sponsor	$2	$1
Total Liabilities	2	1
Net Assets	$5,801	$3,655

Shares issued and outstanding(2)	650,000	450,000
Net asset value per Share	$8.92	$8.12

(1)	Cost of investment in platinum: $6,106 and $4,380, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedule of Investment (Unaudited)

At September 30, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2019 (unaudited)	Ounces of platinum	Cost	Value		% of Net Assets
Platinum	6,448.094	$6,106		$5,803	100.03%
Total investment		$6,106		$5,803	100.03%
Liabilities in excess of other assets				$(2)	(0.03)%
Net assets			$		100.00%

June 30, 2019	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,469.435	$4,380	$3,656	100.03%
Total investment		$4,380	$3,656	100.03%
Liabilities in excess of other assets			$(1)	(0.03)%
Net assets			$3,655	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2019 and 2018

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018

Expenses
Sponsor fees	$6	$4
Total expenses	$6	$4
Net investment loss	$(6)	$(4)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	-	(1)
Platinum distributed for the redemption of Shares	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation (depreciation)	$421	$(161)
Net realized and unrealized gain (loss)	$421	$(161)
Net increase (decrease) in net assets resulting from operations	$415	$(166)

Net increase (decrease) in net assets per share	$0.74	$(0.37	)(1)
Weighted average number of shares (in 000’s)	559	450	(1)

(1)	Adjusted for effects of stock split. The stock split was effective on March 21, 2019. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 31, 2019 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2019	$3,655
Creations	1,731
Redemptions	-
Net investment gain (loss)	(6)
Net realized gain (loss) from platinum bullion sold to pay expenses	-
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	421
Net Assets at September 30, 2019	$5,801

For the three months ended September 31, 2018 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2018	$3,821
Creations	-
Redemptions	-
Net investment gain (loss)	(4)
Net realized gain (loss) from platinum bullion sold to pay expenses	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(161)
Net Assets at September 30, 2018	$3,655

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2019 and 2018

Per Share Performance (for a Share outstanding throughout each period)(1)	Three Months Ended September 30, 2019 (unaudited)	Three Months Ended September 30, 2018 (unaudited)(1)

Net asset value per Share at beginning of period	$8.12	$8.49
Net investment gain (loss)(2)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in platinum	0.81	(0.36)
Net change in net assets from operations	0.80	(0.37)
Net asset value per Share at end of period	$8.92	$8.12

Total return ratio, at net asset value(3)	9.85%	(4.36)%

Net assets ($000’s)	$5,801	$3,655

Ratio to average net assets
Net investment loss (4)	(0.50)%	(0.50)%
Expenses (4)	0.50%	0.50%

(1)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1.
(2)	Calculated using the average shares outstanding method
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements for the period ended September 30, 2019

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

As of September 30, 2019, the fees payable to the Sponsor were $2,425. As of June 30, 2019, the fees payable to the Sponsor were $1,480.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2019 and 2018.

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

Realized gains and losses result from the transfer of platinum for Share redemptions and / or to pay expenses and are recognized on a trade date basis as the difference between the fair value and cost of platinum transferred. Gain or loss on sales of platinum bullion is calculated on a trade date basis using the average cost method.

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

Changes in the Shares for the three months ended September 30, 2019 and 2018 were:

	Three Months Ended	Three Months Ended
(Amounts in 000’s)	Sep-30, 2019	Sep-30, 2018(1)
Activity in Number of Shares Created and Redeemed:
Creations	200	0
Redemptions	0	0
Net change in Number of Shares Created and Redeemed	200	0

	Three Months Ended	Three Months Ended
(Amounts in 000’s of US$)	Sep-30, 2019	Sep-30, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$1,731	$0
Redemptions	0	0
Net change in Value of Shares Created and Redeemed	$1,731	$0

(1)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2019 and June 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2019, the 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended September 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	$3,656
Platinum contributed	1,984.520	1,732
Platinum distributed	(5.861)	(6)
Change in unrealized depreciation	—	421
Ending balance as of September 30, 2019	6,448.094	$5,803

Changes in ounces of platinum and their respective values for the year ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	-	-
Platinum distributed	(22.370)	(22)
Change in unrealized depreciation	-	(145)
Ending balance as of June 30, 2019	4,469.435	$3,656

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2019 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2019

The Trust’s net asset value grew from $3,654,518 on June 30, 2019 to $5,800,860 on September 30, 2019, a 58.7% increase. The increase in the Trust’s net asset value was primarily due to an increase in the net number of Shares from 450,000 Shares on June 30, 2019 to 650,000 Shares on September 30, 2019. The 200,000 shares increase was a result of 4 creations orders (50,000 shares per creation and redemption order). There were no redemption orders over the quarter. The increase in the Trust’s net asset value was also due to a change in the price of platinum, which increased 10.0% from $818.00 on June 30, 2019 to $900.00 on September 30, 2019.

The 9.85% increase in the Trust’s net asset value per share from $8.12 at June 30, 2019 to $8.92 at September 30, 2019 is directly related to the 10.0% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $6,143 for the period, or 0.13% of the Trust’s average weighted assets of $4,910,614 during the quarter. The net asset value per share of $9.69 on September 4, 2019 was the highest during the quarter, compared with a low during the quarter of $8.03 on July 9, 2019.

Net increase in net assets resulting from operations for the quarter ended September 30, 2019 was $414,864, resulting primarily from an unrealized gain on investment in platinum of $421,439, a loss on metal sold to cover the Sponsor’s fee of $432 and Sponsor’s fees of $6,143. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 12 “Risk Factors” in our prospectus dated April 09, 2019, filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-219319, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2019: 0 baskets were redeemed

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 05, 2019	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 05, 2019	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

