Form 10-Q
period 2019-12-31
GraniteShares Platinum Trust
filed 2020-02-06
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of February 06, 2020, the Registrant had 1,300,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2019

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at December 31, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$ except share and per share data	December 31, 2019	June 30, 2019
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$7,696	$3,656
Total Assets	$7,696	$3,656

Liabilities
Fees payable to Sponsor	$3	$1
Total Liabilities	3	1
Net Assets	$7,693	$3,655

Shares issued and outstanding(2)	800,000	450,000
Net asset value per Share	$9.62	$8.12

(1)	Cost of investment in platinum: $7,420 and $4,380, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedule of Investment (Unaudited)

At December 31, 2019 (unaudited) and June 30, 2019

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2019 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	7,926.347	$7,420	$7,696	100.04%
Total investment		$7,420	$7,696	100.04%
Liabilities in excess of other assets			$(3)	(0.04)%
Net assets			$7,693	100.00%

June 30, 2019	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,469.435	$4,380	$3,656	100.03%
Total investment		$4,380	$3,656	100.03%
Liabilities in excess of other assets			$(1)	(0.03)%
Net assets			$3,655	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the periods ended December 31, 2019 and 2018

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2019		Three Month Ended December 31, 2018		Six Months Ended December 31, 2019		Six Months Ended December 31, 2018

Expenses
Sponsor fees	$9		$5		$15		$9
Total expenses	$9		$5		$15		$9
Net investment loss	$(9)		$(5)		$(15)		$(9)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	-	(2)	(1)		-	(2)	(2)
Platinum distributed for the redemption of Shares	-		-		-		-
Net realized gain (loss)	-		-		-		-
Net change in unrealized appreciation (depreciation)	$579		$(93)		$1,000		$(254)
Net realized and unrealized gain (loss)	$579		$(94)		$1,000		$(256)
Net increase (decrease) in net assets resulting from operations	$570		$(99)		$985		$(265)

Net increase (decrease) in net assets per share	$0.76		$(0.22	)(1)	$1.51		$(0.59	)(1)
Weighted average number of shares (in 000’s)	747		450	(1)	653		450	(1)

(1)	Adjusted for effects of a 10-for-1 stock split. The stock split was effective on March 21, 2019. See Note 1.
(2)	Amounts do not round to $1

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the six months ended December 31, 2019 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2019	$3,655
Creations	1,731
Redemptions	-
Net investment gain (loss)	(6)
Net realized gain (loss) from platinum sold to pay expenses	-
Net realized gain (loss) from platinum distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	421
Net Assets at September 30, 2019	$5,801
Creations	1,322
Redemptions	-
Net investment gain (loss)	(9)
Net realized gain (loss) from platinum sold to pay expenses	-
Net realized gain (loss) from platinum distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	579
Net Assets at December 31, 2019	$7,693

For the six months ended December 31, 2018 (unaudited)

Amounts in 000’s of US$
Net Assets at July 1, 2018	$3,821
Creations	-
Redemptions	-
Net investment gain (loss)	(4)
Net realized gain (loss) from platinum sold to pay expenses	(1)
Net realized gain (loss) from platinum distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(161)
Net Assets at September 30, 2018	$(3,655)
Creations	-
Redemptions	-
Net investment gain (loss)	(5)
Net realized gain (loss) from platinum sold to pay expenses	(1)
Net realized gain (loss) from platinum distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(93)
Net Assets at December 31, 2018	$3,556

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended December 31, 2019 and 2018 and for the six months ended December 31, 2019 and 2018

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2019	Three Months Ended December 31, 2018(1)	Six Months Ended December 31, 2019	Six Months Ended December 31, 2018(1)
Net asset value per Share at beginning of period	$8.92	$8.12	$8.12	$8.49
Net investment gain (loss)(2)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	0.71	(0.21)	1.52	(0.57)
Net change in net assets from operations	0.70	(0.22)	1.50	(0.59)
Net asset value per Share at end of period	$9.62	$7.90	$9.62	$7.90

Total return, at net asset value(3)	7.85%	(2.70)%	18.47%	(6.94)%

Net assets ($000’s)	$7,693	$3,556	$7,693	$3,556

Ratio to average net assets
Net investment loss (4)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (4)	0.50%	0.50%	0.50%	0.50%

(1)	Adjusted for effects of a 10-for-1 stock split. The stock split was effective on March 21, 2019. See Note 1.
(2)	Calculated using the average shares outstanding method
(3)	Percentage not annualized.
(4)	Percentage annualized.

See Notes to the Financial Statements

Notes to the Financial Statements for the period ended December 31, 2019 (unaudited)

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

As of December 31, 2019, the fees payable to the Sponsor were $3,096. As of June 30, 2019, the fees payable to the Sponsor were $1,480.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and six months ended December 31, 2019 and 2018.

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

Changes in the Shares for the three months ended December 31, 2019 and 2018 were:

	Six Months Ended	Six Months Ended
(Amounts in 000’s)	Dec-31, 2019	Dec-31, 2018(1)
Activity in Number of Shares Created and Redeemed:
Creations	350	0
Redemptions	0	0
Net change in Number of Shares Created and Redeemed	350	0

	Six Months Ended	Six Months Ended
(Amounts in 000’s of US$)	Dec-31, 2019	Dec-31, 2018
Activity in Value of Shares Created and Redeemed:
Creations	$3,053	$0
Redemptions	0	0
Net change in Value of Shares Created and Redeemed	$3,053	$0

(1)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1.

2.5 Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2019 and June 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2019, the 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended December 31, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	$3,656
Platinum contributed	3,471.295	3,053
Platinum distributed	(14.383)	(13)
	-	1,000
Change in unrealized depreciation	7,926.347	7,696

Changes in ounces of platinum and their respective values for the year ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	-	-
Platinum distributed	(22.370)	(22)
Change in unrealized depreciation	-	(145)
Ending balance as of June 30, 2019	4,469.435	$3,656

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At December 31, 2019 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended December 31, 2019

The Trust’s net asset value grew from $5,800,860 on September 30, 2019 to $7,693,387 on December 31, 2019, a 32.62% increase. The increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 650,000 to 800,000 over this period. The 150,000 shares increase was the result of 3 creation orders (50,000 shares per creation and redemption order). There were no redemption orders over the quarter. The increase in the Trust’s net asset value was also due to a change in the price of platinum, which increased 7.89% from $900.00 on September 30, 2019 to $971.00 on December 31, 2019.

The 7.76% increase in the Trust’s net asset value per share, from $8.92 at September 30, 2019 to $9.62 at December 31, 2019 is directly related to the 7.89% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $8,429 for the quarter, or 0.125% of the Trust’s average weighted net assets of $6,726,362 during the quarter. The net asset value per share of $9.62 on December 31, 2019 was the highest during the quarter, compared with a low during the quarter of $8.59 on November 13, 2019.

Net increase in net assets resulting from operations for the quarter ended December 31, 2019 was $570,783, resulting primarily from an unrealized gain on investment in platinum of $579,480, reduced by a loss of $268 on metal sold to cover the Sponsor’s fees as well as by the Sponsor’s fees of $8,429. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2019

The Trust’s net asset value increased from $3,654,518 on June 30, 2019 to $7,693,387 on December 31, 2019, a 110.5% increase. The increase in the Trust’s net asset value was due to an increase in the number of shares outstanding from 450,000 to 800,000 over this period. The 350,000 shares increase was the result of 7 creation orders (50,000 shares per creation and redemption order). There were no redemption orders over the quarter. The increase in the Trust’s net asset value was also due to a change in the price of platinum, which increased 18.70% from $818.00 on June 30, 2019 to $971.00 on December 31, 2019.

The 18.47% increase in the Trust’s net asset value per share, from $8.12 at June 30, 2019 to $9.62 at December 31, 2019 is directly related to the 18.70% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $14,573 for the period, or 0.25% of the Trust’s average weighted net assets of $5,818,489 during the quarter. The net asset value per share of $9.69 on September 4, 2019 was the highest during the quarter, compared with a low during the quarter of $8.03 on July 9, 2019.

Net increase in net assets resulting from operations for the 6 months period ending December 31, 2019 was $985,646, resulting primarily from an unrealized gain on investment in platinum of $1,000,919, decreased by a loss of $700 on metal sold to cover the Sponsor’s fees but reduced by the Sponsor’s fees of $14,573. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 13 “Risk Factors” in our prospectus dated October 10, 2019, filed pursuant to Rule 424(b)(1) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-221325, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the six months ended December 31, 2019: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2019	0	0
November 2019	0	0
December 2019	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 06, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 06, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

