Form 10-Q
period 2020-03-31
GraniteShares Platinum Trust
filed 2020-05-08
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

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

As of May 08, 2020, the Registrant had 1,000,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at March 31, 2020 (unaudited) and June 30, 2019

Amounts in 000’s of US$ except share and per share data	March 31, 2020	June 30, 2019
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$7,195	$3,656
Total Assets	$7,195	$3,656

Liabilities
Fees payable to Sponsor	$4	$1
Total Liabilities	4	1
Net Assets	$7,191	$3,655

Shares issued and outstanding(2)	1,000,000	450,000
Net asset value per Share	$7.19	$8.12

(1)	Cost of investment in platinum: $9,251 and $4,380, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2020 (unaudited) and June 30, 2019

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2020 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	9,896.4030	$9,251	$7,195	100.06%
Total investment		$9,251	$7,195	100.06%
Liabilities in excess of other assets			$(4)	(0.06)%
Net assets			$7,191	100.00%

June 30, 2019	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,469.435	$4,380	$3,656	100.03%
Total investment		$4,380	$3,656	100.03%
Liabilities in excess of other assets			$(1)	(0.03)%
Net assets			$3,655	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and nine months ended March 31, 2020 and 2019

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2020	Three Month Ended March 31, 2019		Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019

Expenses
Sponsor fees	$12	$4		$27	$13
Total expenses	$12	$4		$27	$13
Net investment loss	$(12)	$(4)		$(27)	$(13)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(0)	(1)		(1)	(3)
Platinum bullion distributed for the redemption of Shares	(719)	-		(719)	-
Net realized gain (loss)				-	-
Net change in unrealized appreciation (depreciation)	$(2,333)	$251		$(1,332)	$(3)
Net realized and unrealized gain (loss)	$(3,052)	$250		$(2,052)	$(6)
Net increase (decrease) in net assets resulting from operations	$(3,064)	$246		$(2,079)	$(19)

Net increase (decrease) in net assets per share	$(2.71)	$0.55	(1)	$(2.56)	$(0.04	)(1)
Weighted average number of shares (in 000’s)	1,131	450	(1)	811	450	(1)

(1)	Adjusted for effects of stock split. The stock split was effective on March 21, 2019. See Note 1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the nine months ended March 31, 2020

Amounts in 000’s of US$
Net Assets at July 1, 2019	$3,655
Creations	1,731
Redemptions	-
Net investment gain (loss)	(6)
Net realized gain (loss) from platinum bullion sold to pay expenses	-
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	421
Net Assets at September 30, 2019	$5,801
Creations	1,322
Redemptions	-
Net investment gain (loss)	(9)
Net realized gain (loss) from platinum bullion sold to pay expenses	-
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	579
Net Assets at December 31, 2019	$7,693
Creations	5,566
Redemptions	(3,004)
Net investment gain (loss)	(12)
Net realized gain (loss) from platinum bullion sold to pay expenses	(0)
Net realized gain (loss) from platinum bullion distributed for redemptions	(719)
Net change in unrealized gain (loss) on investment in platinum	(2,333)
Net Assets at March 31, 2020	$7,191

For the nine months ended March 31, 2019

Amounts in 000’s of US$
Net Assets at July 1, 2018	$3,821
Creations	-
Redemptions	-
Net investment gain (loss)	(4)
Net realized gain (loss) from platinum bullion sold to pay expenses	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(161)
Net Assets at September 30, 2018	$3,655
Creations	-
Redemptions	-
Net investment gain (loss)	(5)
Net realized gain (loss) from platinum bullion sold to pay expenses	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	(93)
Net Assets at December 31, 2018	$3,556
Creations	-
Redemptions	-
Net investment gain (loss)	(4)
Net realized gain (loss) from platinum bullion sold to pay expenses	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-
Net change in unrealized gain (loss) on investment in platinum	251
Net Assets at March 31, 2019	$3,802

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and nine months ended March 31, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019(1)	Nine Months Ended March 31, 2020	Nine Months Ended March 31, 2019(1)
Net asset value per Share at beginning of period	$9.62	$7.90	$8.12	$8.49
Net investment income (loss)(2)	(0.01)	(0.01)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in platinum	(2.42)	0.56	(0.90)	(0.01)
Net change in net assets from operations	(2.43)	0.55	(0.93)	(0.04)
Net asset value per Share at end of period	$7.19	$8.45	$7.19	$8.45

Total return, at net asset value(3)	(25.26)%	6.96%	(11.45)%	(0.47)%

Net assets ($000’s)	$7,191	$3,802	$7,191	$3,802

Ratio to average net assets
Net investment loss (4)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (4)	0.50%	0.50%	0.50%	0.50%

(1)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1
(2)	Calculated using the average shares outstanding method.
(3)	Percentage not annualized.
(4)	Percentage annualized.

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

As of March 31, 2020, the fees payable to the Sponsor were $3,923. As of June 30, 2019, the fees payable to the Sponsor were $1,480.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and nine months ended March 31, 2020 and 2019.

Unless otherwise directed by the Sponsor, when selling platinum, the Trustee will endeavor to sell at the price established by the LBMA PM Platinum Price. The Trustee will place orders with dealers (which may include the Custodian) through which the Trustee expects to receive the most favorable price and execution of orders. The Custodian may be the purchaser of such platinum only if the sale transaction is made at the next LBMA PM Platinum Price or such other publicly available price that the Sponsor deems fair, in each case as set following the sale order. A gain or loss is recognized based on the difference between the selling price and the cost of the platinum sold. Neither the Trustee nor the Sponsor is liable for depreciation or loss incurred by reason of any sale.

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

Changes in the Shares for the nine months ended March 31, 2020 and 2019 were:

	Nine Months Ended	Nine Months Ended
(Amounts in 000’s)	Mar-31, 2020	Mar-31, 2019
Activity in Number of Shares Created and Redeemed:
Creations	950	0
Redemptions	400	0
Net change in Number of Shares Created and Redeemed	550	0

	Nine Months Ended	Nine Months Ended
(Amounts in 000’s of US$)	Mar-31, 2020	Mar-31, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$8,619	$0
Redemptions	3,004	0
Net change in Value of Shares Created and Redeemed	$5,615	$0

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2020 and June 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2020, the 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended March 31, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	$3,656
Platinum contributed	9,410.835	8,619
Platinum distributed	(3,983.867)	(3,748)
Change in unrealized depreciation	-	(1,332)
Ending balance as of March 31, 2020	9,896.403	$7,195

Changes in ounces of platinum and their respective values for the period ended March 31, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	-	-
Platinum distributed	(22.370)	(22)
Change in unrealized depreciation	-	(145)
Ending balance as of March 31, 2019	4,469.435	$3,656

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

7. Subsequent events

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. As a result, there have been mandates from federal, state and local authorities resulting in an overall decline in economic activity. The ultimate impact of COVID-19 on the financial performance of the Fund’s investments is not reasonably estimable at this time.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2020 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2020

During the quarter the Trust’s net asset value decreased 6.53% from $7,693,387 on December 31, 2019, to $7,190,762 on March 31, 2020. The decrease in the Trust’s net asset value was mainly due to the price of platinum which decreased 25.1% from $971.00 on December 31, 2019 to $727.00 on March 31, 2020. The decrease in the platinum price was compensated by an increase in the number of shares outstanding from 800,000 to 1,000,000 over this period. The net 200,000 share increase was a result of 12 creation and 8 redemption orders (50,000 shares per creation and redemption order).

The 25.26% decrease in the Trust’s net asset value per share from $9.62 at December 31, 2019 to $7.19 at March 31, 2020 is directly related to the 25.1% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $12,492 for the period, or 0.12% of the Trust’s average weighted assets of $10,040,527 during the period. The net asset value per share of $10.07 on January 16, 2020 was the highest during the period, compared with a low during the period of $5.87 on March 19, 2020.

Net decrease in net assets resulting from operations for the 3-month period ended March 31, 2020 was $3,065,341, resulting from an unrealized loss on investment in platinum of $2,333,467, a loss of $719,383 on metal sold to cover the redemption orders and the Sponsor’s fee and finally the Sponsor’s fees of $12,492. Other than the Sponsor’s fees the Trust had no expenses during the period.

The Nine Months Ended March 31, 2020

The Trust’s net asset value increased from $3,654,518, on June 30, 2019 to $7,190,762 on March 31, 2020, a 96.8% increase. The increase was primarily due to an increase in the number of shares outstanding from 450,000 to 1,000,000 over this period. The net 550,000 share increase was a result of 19 creation and 8 redemption orders (50,000 shares per creation and redemption order). The increase in number of shares was compensated by a decrease on the platinum price, which decreased by 11.12% from $818.00 on December 31, 2019 to $727.00 on March 31, 2020.

The 11.45% decrease in the Trust’s net asset value per share from $8.12 at June 30, 2019 to $7.19 at March 31, 2020 is directly related to the 11.12% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $27,064 for the period, or 0.38% of the Trust’s average weighted assets of $7,202,788 during the period. The net asset value per share of $10.07 on January 16, 2020 was the highest during the period, compared with a low during the period of $5.87 on March 19, 2020.

Net decrease in net assets resulting from operations for the 9-month period ended March 31, 2020 was $2,079,696, resulting from an unrealized loss on investment in platinum of $1,332,548, a loss of $720,083 on metal sold to cover the redemption orders and the Sponsor’s fee and finally the Sponsor’s fees of $27,064. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 13 “Risk Factors” in our prospectus dated October 30, 2019, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-221325, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2020: 8 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2020	0	0
February 2020	0	0
March 2020	8	400,000	0.00989
Total	8	400,000	0.00989

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 08, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

