Form 10-K
period 2020-06-30
GraniteShares Platinum Trust
filed 2020-08-24
CIK 1690842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2020 as reported by the NYSE Arca, Inc. on that date: $9,031,000.

As of August 21, 2020, GraniteShares Platinum Trust has 1,600,000 GraniteShares Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $3,654,518, at June 30, 2019 to $8,845,503 at June 30, 2020, the Trust’s fiscal year end. The Outstanding Shares in the Trust increased from 450,000 Shares on June 30, 2019 to 1,100,000 Shares on June 30, 2020.

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

Primary sources of supply and demand

Main demand for platinum is mainly autocatalyst and jewelry. It is sourced through mining (74%) and recycling (26%).

The Mining and Producer Sector

This group includes mining companies that specialize in PGM production. PGMs are found primarily in South Africa (72% of the total mine production) and Russia (12% of the total mine production).

Autocatalyst

Autocatalyst is the main source of demand for platinum, with approximately 34% of the total demand, and is used primarily for diesel engines. Recycling autocatalyst is also a significant source of supply, with 18% of the total supply.

Jewelry

Jewelry is the second source of demand for platinum, representing approximately 24% of the total demand. Recycling jewelry accounts for approximately 8% of the total supply.

World Platinum Supply and Demand 2010–2019

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported by the PGM 2020 Market Report prepared by Johnson Matthey.

(000 ounces)	2014	2015	2016	2017	2018	2019
Supply
Mine Production
South Africa	3,546	4,572	4,392	4,450	4,467	4,398
Russia	700	670	714	720	687	721
North America	340	339	353	346	330	324
Others	568	558	651	632	626	590
Total Mine Production	5,154	6,139	6,110	6,139	6,110	6,033
Autocatalyst Recycling	1,255	1,136	1,146	1,268	1,347	1,471
Jewelry and Electrical Recycling	790	604	770	781	737	690
Total Supply	7,199	7,879	8,026	8,188	8,194	8,194
Demand
Autocatalysts	3,062	3,273	3,339	3,224	3,033	2,876
Jewelry	2,839	2,746	2,413	2,385	2,258	2,052
Chemical	576	502	476	462	677	700
Electrical	225	228	232	233	240	224
Glass	143	227	247	314	501	409
Investment	277	451	620	361	67	1,131
Medical and biomedical	214	215	218	220	222	229
Other	640	634	721	802	971	838
Total Demand	7,976	8,276	8,266	8,001	7,969	8,459
Movement in Stocks	(777)	(397)	(240)	187	225	(265)

Source: Johnson Matthey, PGM Market Report 2020

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

The Sponsor’s Fee for the year ended June 30, 2020 was $37,135.

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

Because the Sponsor has assumed what are expected to be most of the Trust’s expenses, and the Sponsor’s Fee accrues daily at the same rate (i.e., 1/366th for a leap year or 1/365th for a non-leap year of the daily net asset value of the Trust multiplied by 0.50%), in the absence of any extraordinary expenses or liabilities, the amount of platinum by which the Basket Amount decreases each day is predictable. Authorized Participants may use that indicative Basket Amount as guidance regarding the amount of platinum that they may expect to have to deposit with the Custodian in respect of purchase orders placed by them on such next business day and accepted by the Trustee. The Authorized Participant Agreement provides, however, that once a purchase order has been accepted by the Trustee, the Authorized Participant will be required to deposit with the Custodian the Basket Amount determined by the Trustee on the effective date of the purchase order.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2020.

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

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been spread globally. This outbreak has resulted in travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines, cancellations, supply chain disruptions, and lower consumer demand, layoffs, defaults and other significant economic impacts, as well as general concern and uncertainty. The impact of this outbreak has adversely affected the economies of many nations and the entire global economy and may impact individual issuers and capital markets in ways that cannot necessarily be foreseen. Other infectious illness outbreaks that may arise in the future could have similar impacts. Public health crises caused by the outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The COVID-19 outbreak will have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store platinum, restrictions on travel that delay or prevent the transportation of platinum, and an increase in demand for platinum may disrupt supply chains for platinum, which could cause secondary market spreads to widen and compromise our ability to make settlements on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver platinum as a result of the outbreak will negatively affect the Trust’s operations.

The duration of the outbreak and its effects cannot be determined with certainty. A prolonged outbreak could result in an increase of the costs of the Trust, affect liquidity in the market for platinum as well as the correlation between the price of the Shares and the net asset value of the Trust, any of which could adversely affect the value of your Shares. In addition, the outbreak could also impair the information technology and other operational systems upon which the Trust’s service providers, including the Sponsor, the Trustee and the Custodian, rely, and could otherwise disrupt the ability of employees of the Trust’s service providers to perform essential tasks on behalf of the Trust. Governmental and quasi-governmental authorities and regulators throughout the world have in the past responded to major economic disruptions with a variety of fiscal and monetary policy changes, including, but not limited to, direct capital infusions into companies, new monetary programs and lower interest rates. An unexpected or quick reversal of these policies, or the ineffectiveness of these policies, is likely to increase volatility in the market for platinum, which could adversely affect the price of the Shares.

Further, the outbreak could interfere with or prevent the determination of the applicable benchmark price, which the Trustee uses to value the platinum held by the Trust and calculate the net asset value of the Trust. The outbreak could also cause the closure of futures exchanges, which could eliminate the ability of Authorized Participants to hedge purchases of Baskets, increasing trading costs of Shares and resulting in a sustained premium or discount in the Shares. Each of these outcomes would negatively impact the Trust.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2020:

Fiscal Year Ended June 30, 2020: Quarter Ended

	High	Low
September 2019	$9.81	$8.05
December 2019	$9.55	$8.64
March 2020	$10.13	$8.85
June 2020	$8.52	$7.09

The number of outstanding Shares of the Trust as of August 21, 2020 was 1,600,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2019	$8.78	$8.05
August 2019	$9.26	$8.40
September 2019	$9.81	$8.77
October 2019	$9.27	$8.70
November 2019	$9.40	$8.64
December 2019	$9.55	$8.88
January 2020	$10.13	$9.46
February 2020	$9.99	$8.53
March 2020	$9.00	$8.85
April 2020	$7.83	$7.09
May 2020	$8.50	$7.43
June 2020	$8.52	$7.97

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2020:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
July 2019	-	-
August 2019	-	-
September 2019	-	-
October 2019	-	-
November 2019	-	-
December 2019	-	-
January 2020	-	-
February 2020	-	-
March 2020	400,000	0.009892
April 2020	-	-
May 2020	50,000	0.009887
June 2020	-	-
Total	450,000	0.009892

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2020	June 30, 2019
(Amounts in 000’s of US$, except per Share data)
Total assets	$8,849	$3,655
Total gain / (loss) on platinum	$(1,204)	$(148)
Change in net assets from operations	$(1,241)	$(166)
Weighted average number of Shares (in 000’s)	868	450	(1)
Net increase / (decrease) in net assets per Share	$(1.43)	$(0.37	)(1)

(1) Adjusted for effect of stock split. See Note 1 to the Financial Statements.

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

NAV per Share vs. 1/100th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2020(1)

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

June 30, 2020
(Amounts in 000’s of US$)
Investment in platinum - cost	$9,975
Unrealized gain / (loss) on investment in platinum	(1,126)
Investment in platinum - fair value	$8,849

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 30, 2020.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2020 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

June 30, 2020
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$(1,204)
Change in net assets from operations	$(1,241)
Net increase (decrease) in net assets per share	$(1.43)

Fiscal year ended June 30, 2020

The Trust’s NAV increased from $3,654,518 on June 30, 2019 to $8,845,503 on June 30, 2020, a 142% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 450,000 Shares on June 30, 2019 to 1,100,000 Shares on June 30, 2020, a result of 1,100,000 Shares (22 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during that period

The NAV per Share decreased 0.99% from $8.12 on June 30, 2019 to $8.04 on June 30, 2020. The price per ounce of platinum decreased 0.49% from $818.00 on June 30, 2019 to $814.00 on June 30, 2020. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $37,135 for the year, or 0.50% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2019

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2020

	Three months ended						Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2019		December 31, 2019		March 31, 2020	June 30, 2020	June 30, 2020
EXPENSES
Sponsor’s Fee	$6		$9		$12	$10	$37
Total expenses	6		9		12	10	37
Net investment loss	(6)		(9)		(12)	(10)	(37)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	-	(1)	-	(1)	- (1)	(2)	(3)
Realized gain/(loss) on platinum distributed for the redemption of Shares	-				(719)	(80)	(799)
Change in unrealized gain / (loss) on investment in platinum	421		579		(2,333)	931	(402)
Total gain / (loss) on platinum	421		579		(3,052)	849	(1,204)

Change in net assets from operations	$415		$570		$(3,064)	$839	$(1,241)

Net increase / (decrease) in net assets per Share	$0.74		$0.76		$(2.71)	$0.81	$(1.43)

Weighted average number of Shares	559		747		1,131	1,041	868

(1) Amounts do not round to $1

Fiscal year ended June 30, 2019

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	June 30, 2019
EXPENSES
Sponsor’s Fee	$4	$5	$4	$5	$18
Total expenses	4	5	4	5	18
Net investment loss	(4)	(5)	(4)	(5)	(18)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(1)	(1)	(1)	(-)	(3)
Realized gain/(loss) on platinum distributed for the redemption of Shares
Change in unrealized gain / (loss) on investment in platinum	(161)	(93)	251	(142)	(145)
Total gain / (loss) on platinum	(161)	(94)	250	(142)	(148)

Change in net assets from operations	$(166)	$(99)	$246	$(147)	$(166)

Net increase / (decrease) in net assets per Share(1)	$(0.37)	$(0.22)	$0.55	$(0.33)	$(0.37)

Weighted average number of Shares(1)	450	450	450	450	450

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2020, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2020. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2020.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 41 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by the Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School and a Bachelors degree in Accounting and Finance from the University of Paris (Pantheon Assas). Mr. Autier is 45 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker, LLP and KPMG LLP, for the fiscal years ended June 30, 2020 and 2019 respectively:

	June 30, 2020	June 30, 2019

Audit fees – Tait, Weller & Baker	$23,000	$-
Audit fees – KPMG		34,000
Audit related fees – Tait, Weller & Baker	-	-
Audit related fees – KPMG	2,500	3,768
	$25,500	$37,768

Audit Fees are fees paid by the Sponsor to Tait Weller & Baker LLP and KPMG LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements. Audit Related Fees are paid by the Sponsor to Tait Weller & Baker LLP and KPMG LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Trust’s financial statements.

Pre-Approval Policies and Procedures

As referenced in Item 10 above, the Trust has no board of directors, and as a result, has no pre-approval policies or procedures with respect to fees paid to Tait Weller & Baker LLP. Such determinations are made by the Sponsor.

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 21, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 21, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Platinum Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Platinum Trust (the “Trust”), including the schedule of investments, as of June 30, 2020, the related statement of operations, the statement of changes in net assets, and the financial highlights for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2020, the results of its operations, the changes in its net assets, and the financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of one or more GraniteShares LLC investment companies since 2019.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
August 21, 2020

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

New York, NY

August 20, 2019

GRANITESHARES PLATINUM TRUST

Statement of Assets and Liabilities

At June 30, 2020 and 2019

Amounts in 000’s of US$ except share and per share data	June 30, 2020	June 30, 2019
Assets
Investment in platinum, at fair value(1)	$8,849	$3,656
Total Assets	$8,849	$3,656
Liabilities
Fees payable to Sponsor	$4	$1
Total Liabilities	4	1
Net Assets	$8,845	$3,655
Shares issued and outstanding(2)	1,100,000	450,000
Net asset value per Share	$8.04	$8.12

(1)	Cost of investment in platinum: $9,975 and $4,380, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedule of Investments

At June 30, 2020 and 2019

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2020	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	10,871.136	$9,975	$8,849	100.03%
Total investment		$9,975	$8,849	100.03%
Liabilities in excess of other assets			$(4)	(0.03)%
Net assets			$8,845	100.00%

June 30, 2019	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	4,469.435	$4,380	$3,656	100.03%
Total investment		$4,380	$3,656	100.03%
Liabilities in excess of other assets			$(1)	(0.03)%
Net assets			$3,655	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statement of Operations

For the years ended June 30, 2020 and 2019

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2020	Year Ended June 30, 2019

Expenses
Sponsor fees	$37	$18
Total expenses	37	18
Net investment loss	(37)	(18)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(3)	(3)
Platinum distributed for the redemption of Shares	(799)	-
Net realized gain (loss)	(802)	(3)
Net change in unrealized appreciation (depreciation)	(402)	(145)
Net realized and unrealized gain (loss)	(1,204)	(148)
Net increase (decrease) in net assets resulting from operations	$(1,241)	$(166)

Net increase (decrease) in net assets per share	$(1.43)	$(0.37	)(1)
Weighted average number of shares (in 000’s)	868	450	(1)

(1)	Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statement of Changes in Net Assets

For the years ended June 30, 2020 and 2019

Amounts in 000’s of US$	Year Ended June 30, 2020	Year Ended June 30, 2019
Net Assets – beginning of period	$3,655	$3,821
Creations	9,813	-
Redemptions	(3,382)	-
Net investment income (loss)	(37)	(18)
Net realized gain (loss) from platinum sold to pay expenses	(3)	(3)
Net realized gain (loss) from platinum distributed for redemptions	(799)	-
Net change in unrealized gain (loss) on investment in platinum	(402)	(145)
Net Assets – end of period	$8,845	$3,655

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the years ended June 30, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each period)	Year Ended June 30, 2020	Year Ended June 30, 2019(1)

Net asset value per Share at beginning of period	$8.12	$8.49
Net investment income (loss)(2)	(0.04)	(0.04)
Net realized and unrealized gain (loss) on investment in platinum	(0.04)	(0.33)
Net change in net assets from operations	(0.08)	(0.37)
Net asset value per Share at end of period	$8.04	8.12

Total return ratio, at net asset value	(0.99)%	(4.36)%

Net assets ($000’s)	$8,845	3,655

Ratio to average net assets
Net investment loss	(0.50)%	(0.50)%
Expenses	0.50%	0.50%

(1)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1.
(2)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2020

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

As of June 30, 2020, the fees payable to the Sponsor were $3,601. As of June 30, 2019, the fees payable to the Sponsor were $1,480. The Sponsor’s Fee, for the year ended June 30, 2020, was $37,135, or 0.50% of the Trust’s assets on an annualized basis. The Sponsor’s Fee, for the year ended June 30, 2019, was $18,482, or 0.50% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2020 and 2019.

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

Changes in the Shares for the years ended June 30, 2020 and 2019 were:

	Year Ended	Year Ended
(Amounts in 000’s)	June-30, 2020	June-30, 2019
Activity in Number of Shares Created and Redeemed:
Creations	1,100	—
Redemptions	(450)	—
Net change in Number of Shares Created and Redeemed	650	—

	Year Ended	Year Ended
(Amounts in 000’s of US$)	June-30, 2020	June-30, 2019
Activity in Value of Shares Created and Redeemed:
Creations	$9,813	$—
Redemptions	(3,382)	—
Net change in Value of Shares Created and Redeemed	$6,431	$—

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2020 and June 30, 2019.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2020, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	$3,656
Platinum contributed	10,893.552	9,814
Platinum distributed	(4,491.851)	(4,219)
Change in unrealized depreciation	—	(402)
Ending balance as of June 30, 2020	10,871.136	$8,849

Changes in ounces of platinum and their respective values for the fiscal period ended June 30, 2019.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2018	4,491.805	$3,823
Platinum contributed	—	—
Platinum distributed	(22.370)	(22)
Change in unrealized depreciation	—	(145)
Ending balance as of June 30, 2019	4,469.435	$3,656

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

Affiliates of the Trustee, may from time to time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

