Form 10-Q
period 2020-09-30
GraniteShares Platinum Trust
filed 2020-11-06
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

As of November 06, 2020, the Registrant had 1,700,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at September 30, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$ except share and per share data	September 30, 2020	June 30, 2020
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$14,834	$8,849
Total Assets	$14,834	$8,849

Liabilities
Fees payable to Sponsor	$6	$4
Total Liabilities	6	4
Net Assets	$14,828	$8,845

Shares issued and outstanding(2)	1,700,000	1,100,000
Net asset value per Share	$8.72	$8.04

(1)	Cost of investment in platinum: $15,519 and $9,975, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2020 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	16,780.400	$15,519	$14,834	100.04%
Total investment		$15,519	$14,834	100.04%
Liabilities in excess of other assets			$(6)	(0.04)%
Net assets			$14,828	100.00%

June 30, 2020	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	10,871.136	$9,975	$8,849	100.03%
Total investment		$9,975	$8,849	100.03%
Liabilities in excess of other assets			$(4)	(0.03)%
Net assets			$8,845	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2020 and 2019

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2020 (unaudited)	Three Months Ended September 30, 2019 (unaudited)

Expenses
Sponsor fees	$16	$6
Total expenses	16	6
Net investment loss	(16)	(6)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	-	-
Platinum bullion distributed for the redemption of Shares	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation (depreciation)	441	421
Net realized and unrealized gain (loss)	441	421
Net increase (decrease) in net assets resulting from operations	$425	$415

Net increase (decrease) in net assets per share	$0.29	$0.74
Weighted average number of shares (in 000’s)	1,449	559

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2020 and 2019

Amounts in 000’s of US$	Three Months Ended September 30, 2020 (unaudited)	Three Months Ended September 30, 2019 (unaudited)

Net Assets – beginning of the period	$8,845	$3,655
Creation of 600,000 and 2,500,000 shares respectively	5,558	1,731
Redemption of 0 and 0 shares respectively	-	-
Net investment loss	(16)	(6)
Net realized gain (loss) platinum bullion sold to pay expenses	-	-
Net realized gain (loss) from platinum bullion distributed for redemption	-	-
Net Change in unrealized appreciation (depreciation) on in investment in platinum bullion	441	421
Net Assets – end of period	$14,828	$5,801

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 31, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2020 (unaudited)	Three Months Ended September 30, 2019 (unaudited)

Net asset value per Share at beginning of period	$8.04	$8.12
Net investment gain (loss)(1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in platinum bullion	0.69	0.81
Net change in net assets from operations	0.68	0.80
Net asset value per Share at end of period	$8.72	8.92

Total return ratio, at net asset value(2)	8.46%	9.85%

Net assets ($000’s)	$14,828	5,801

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%

(1)	Calculated using the average shares outstanding method
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

The fiscal year end for the Trust is June 30

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

As of September 30, 2020, the fees payable to the Sponsor were $6,202. As of June 30, 2020, the fees payable to the Sponsor were $3,601.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2020 and 2019.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2020 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2020, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended September 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	8,849
Platinum contributed	5,924.481	5,558
Platinum distributed	(15.217)	(14)
Change in unrealized appreciation (depreciation)	–	441
Ending balance as of September 30, 2020	16,780.400	14,834

Changes in ounces of platinum and their respective values for the year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	3,656
Platinum contributed	10,893.552	9,814
Platinum distributed	(4,491.851)	(4,219)
Change in unrealized appreciation (depreciation)	–	(402)
Ending balance as of June 30, 2020	10,871.136	8,849

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

Results of Operations

The Quarter Ended September 30, 2020

During the quarter the Trust’s net asset value increased 67.63% from $8,845,503 on June 30, 2020, to $14,827,671 on September 30, 2020. The increase in the Trust’s net asset value was mainly due to the increase of the number of shares from 1,100,000 on June 30, 2020 to 1,700,000 on September 30, 2020. The net 600,000 share increase was a result of 12 creation and no redemption orders (50,000 shares per creation and redemption order). Over the period the price of platinum increased 8.60% from $814.00 on June 30, 2020 to $884.00 on September 30, 2020.

The 8.46% increase in the Trust’s net asset value per share from $8.04 at June 30, 2020 to $8.72 at September 30, 2020 is directly related to the 8.60% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $16,240 for the period, or 0.13% of the Trust’s average weighted assets of $12,886,636 during the period. The net asset value per share of $9.74 on August 10, 2020 was the highest during the period, compared with a low during the period of $8.03 on July 05, 2020.

Net increase in net assets resulting from operations for the quarter ended September 30, 2020 was $424,514, resulting primarily from an unrealized gain on investment in platinum bullion of $441,130, reduced by a loss of $376 on metal sold to cover redemption orders and Sponsor’s fees and by the Sponsor’s fees of $16,240. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2020: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2020	0	0
August 2020	0	0
September 2020	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 06, 2020	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 06, 2020	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

