Form 10-Q
period 2020-12-31
GraniteShares Platinum Trust
filed 2021-02-03
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2020

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

As of February 03, 2021, the Registrant had 2,350,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at December 31, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$ except share and per share data	December 31, 2020	June 30, 2020
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$22,256	$8,849
Total Assets	$22,256	$8,849

Liabilities
Fees payable to Sponsor	$8	$4
Total Liabilities	8	4
Net Assets	$22,248	$8,845

Shares issued and outstanding(2)	2,100,000	1,100,000
Net asset value per Share	$10.59	$8.04

(1)	Cost of investment in platinum: $19,584 and $9,975, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2020 (unaudited) and June 30, 2020

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2020 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	20,702.996	$19,584	$22,256	100.04%
Total investment		$19,584	$22,256	100.04%
Liabilities in excess of other assets			$(8)	(0.04)%
Net assets			$22,248	100.00%

June 30, 2020	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	10,871.136	$9,975	$8,849	100.03%
Total investment		$9,975	$8,849	100.03%
Liabilities in excess of other assets			$(4)	(0.03)%
Net assets			$8,845	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended December 31, 2020 and 2019

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2020	Three Month Ended December 31, 2019		Six Months Ended December 31, 2020	Six Months Ended December 31, 2019

Expenses
Sponsor fees	$21	$9		$37	$15
Total expenses	$21	$9		$37	$15
Net investment loss	$(21)	$(9)		$(37)	$(15)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	- (1)	-	(1)	- (1)	-	(1)
Platinum bullion distributed for the redemption of Shares	(23)	-		(24)	-
Net realized gain (loss)	$(23)	$-	(1)	$(24)	$-	(1)
Net change in unrealized appreciation (depreciation)	$3,356	$579		$3,798	$1,000
Net realized and unrealized gain (loss)	$3,333	$579		$3,774	$1,000
Net increase (decrease) in net assets resulting from operations	$3,312	$570		$3,737	$985

Net increase (decrease) in net assets per share	$0.20	$0.76		$0.25	$1.51
Weighted average number of shares (in 000’s)	1,765	747		1,607	653

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2020 and 2019

Amounts in 000’s of US$	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019

Net Assets – beginning of the period	$14,828	$5,801	$8,845	$3,655
Creation of 550,000, 150,000, 1,150,000 and 350,000 shares respectively	5,452	1,322	11,010	3,053
Redemption of 150,000, 0, 150,000 and shares respectively	(1,344)	-	(1,344)	-
Net investment loss	(21)	(9)	(37)	(15)
Net realized gain (loss) platinum bullion sold to pay expenses	- (1)	-	- (1)	-
Net realized gain (loss) from platinum bullion distributed for redemption	(23)	-	(24)	-
Net Change in unrealized appreciation (depreciation) on in investment in platinum bullion	3,356	579	3,798	1,000
Net Assets – end of period	$22,248	$7,693	$22,248	7,693

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Six Months Ended December 31, 2020	Six Months Ended December 31, 2019
Net asset value per Share at beginning of period	$8.72	$8.92	$8.04	$8.12
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	1.88	0.71	2.57	1.52
Net change in net assets from operations	1.87	0.70	2.55	1.50
Net asset value per Share at end of period	$10.59	$9.62	$10.59	$9.62

Total return, at net asset value(2)	21.44%	7.85%	31.72%	18.47%

Net assets ($000’s)	$22,248	$7,693	$22,248	$7,693

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(3)	Percentage not annualized.
(4)	Percentage annualized.

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

As of December 31, 2020, the fees payable to the Sponsor were $8,248. As of June 30, 2020, the fees payable to the Sponsor were $3,601.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended December 31, 2020 and 2019.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2020 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2020, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the six months ended December 31, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	8,849
Platinum contributed	11,346.286	11,010
Platinum distributed	(1,514.426)	(1,401)
Change in unrealized appreciation (depreciation)	–	3,798
Ending balance as of December 31, 2020	20,702.996	22,256

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	3,656
Platinum contributed	10,893.552	9,814
Platinum distributed	(4,491.851)	(4,219)
Change in unrealized appreciation (depreciation)	–	(402)
Ending balance as of June 30, 2020	10,871.136	8,849

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

Results of Operations

The Quarter Ended December 31, 2020

The Trust’s net asset value grew from $14,827,671 on September 30, 2020 to $22,247,473 on December 31, 2020, a 50.0% increase. The growth in the Trust’s net asset value over this period was in part due to an increase in the number of shares outstanding from 1,700,000 to 2,100,000, or 23.5%. The 400,000 shares increase was the net result of 11 creation orders and 3 redemption orders (50,000 shares per creation and redemption order). The Trust’s net asset value also increased due to the positive change in the price of platinum, which moved from $884.00 on September 30, 2020 to $1,075.00 on December 31, 2020, or 21.6%.

The 21.4% increase in the Trust’s net asset value per share, from $8.72 on September 30, 2020 to $10.59 on December 31, 2020 is directly related to the 21.6% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $20,640 for the quarter, or 0.13% of the Trust’s average weighted net assets of $16,455,685 during the quarter. The net asset value per share of $10.59 on December 31, 2020 was the highest during the quarter, compared with a low during the quarter of $8.35 on October 15, 2020.

Net increase in net assets resulting from operations for the quarter ended December 31, 2020 was $3,311,906, resulting from an unrealized gain on investment in platinum bullion of $3,355,984, reduced by (i) a loss of $23,438 on metal sold to cover the redemption orders and the Sponsor’s fees and (ii) the Sponsor’s fees of $20,640. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2020

The Trust’s net asset value grew from $8,845,503 on June 30, 2020 to $22,247,473 on December 31, 2020, a 151.5% increase. The growth in the Trust’s net asset value was in part due to an increase in the number of shares outstanding from 1,100,000 to 2,100,000 over this period, or 90.9%. The 1,000,000 shares increase was the net result of 23 creations orders and 3 redemption orders (50,000 shares per creation and redemption order). The growth in the Trust’s net asset value was also the result of a change in the price of platinum, which increased 32.1% from $814.00 on June 30, 2020 to $1,075.00 on December 31, 2020.

The 31.7% increase in the Trust’s net asset value per share, from $8.04 on June 30, 2020 to $10.59 on December 31, 2020 is directly related to the 32.1% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $36,880 for the period, or 0.25% of the Trust’s average weighted net assets of $14,703,629 during the period. The net asset value per share of $10.59 on December 31, 2020 was the highest during the period, compared with a low during the period of $8.04 on July 05, 2020.

Net increase in net assets resulting from operations for the 6 months period ending December 31, 2020 was $3,736,419, resulting from an unrealized gain on investment in platinum bullion of $3,797,114, decreased by (i) a loss of $23,815 on metal sold to cover the redemption orders and the Sponsor’s fees, and (ii) the Sponsor’s fees of $36,880 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 8 “Risk Factors” in our prospectus dated January 25, 2021, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-252016, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2020: 3 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2020	0	0
November 2020	3	150,000	0.098585
December 2020	0	0
Total	3	150,000	0.098585

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 03, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 03, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

