Form 10-Q
period 2021-03-31
GraniteShares Platinum Trust
filed 2021-05-05
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

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

As of May 05, 2021, the Registrant had 3,600,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2021

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2021 (unaudited) and June 30, 2020

Amounts in 000’s of US$ except share and per share data	March 31, 2021	June 30, 2020
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$41,902	$8,849
Total Assets	$41,902	$8,849

Liabilities
Fees payable to Sponsor	$18	$4
Total Liabilities	18	4
Net Assets	$41,884	$8,845

Shares issued and outstanding(2)	3,600,000	1,100,000
Net asset value per Share	$11.63	$8.04

(1)	Cost of investment in platinum: $37,215 and $9,975, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2021 (unaudited) and June 30, 2020

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2021 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	35,449.599	$37,215	$41,902	100.04%
Total investment		$37,215	$41,902	100.04%
Liabilities in excess of other assets			$(18)	(0.04)%
Net assets			$41,884	100.00%

June 30, 2020	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	10,871.136	$9,975	$8,849	100.03%
Total investment		$9,975	$8,849	100.03%
Liabilities in excess of other assets			$(4)	(0.03)%
Net assets			$8,845	100.00%

See Notes to the Financial Statements

Statements of Operations (uaudited)

For the three and nine months ended March 31, 2021 and 2020

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020

Expenses
Sponsor fees	$41		$12	$78	$27
Total expenses	$41		$12	$78	$27
Net investment loss	$(41)		$(12)	$(78)	$(27)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	4		- (1)	3	(1)
Platinum bullion distributed for the redemption of Shares	-	(1)	(719)	(23)	(719)
Net realized gain (loss)	$4		$(719)	$(20)	$(720)
Net change in unrealized appreciation (depreciation)	$2,015		$(2,333)	$5,813	$(1,332)
Net realized and unrealized gain (loss)	$2,019		$(3,052)	$5,793	$(2,052)
Net increase (decrease) in net assets resulting from operations	$1,978		$(3,064)	$5,715	$(2,079)

Net increase (decrease) in net assets per share	$0.67		$(2.71)	$2.79	$(2.56)
Weighted average number of shares (in 000’s)	2,940		1,131	2,045	811

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2021 and 2020

Amounts in 000’s of US$	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020

Net Assets – beginning of the period	$22,248		$7,693	$8,845	$3,655
Creation of 1,500,000, 600,000, 2,650,000 and 950,000 shares respectively	17,658		5,566	28,668	8,619
Redemption of 0, 400,000, 150,000 and 400,000 shares respectively	-		(3,004)	(1,344)	(3,004)
Net investment loss	(41)		(12)	(78)	(27)
Net realized gain (loss) platinum bullion sold to pay expenses	4		- (1)	3	1
Net realized gain (loss) from platinum bullion distributed for redemption	-	(1)	(719)	(23)	(719)
Net Change in unrealized appreciation (depreciation) on investment in platinum bullion	2,015		(2,333)	5,813	(1,332)
Net Assets – end of period	$41,884		$7,191	$41,884	7,191

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2021 and 2020

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2021	Nine Months Ended March 31, 2020
Net asset value per Share at beginning of period	$10.59	$9.62	$8.04	$8.12
Net investment loss (1)	(0.01)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in platinum	1.05	(2.42)	3.63	(0.90)
Net change in net assets from operations	1.04	(2.43)	3.59	(0.93)
Net asset value per Share at end of period	$11.63	$7.19	$11.63	$7.19

Total return, at net asset value(2)	9.82%	(25.26)%	44.65%	(11.45)%

Net assets ($000’s)	$41,884	$7,191	$41,884	$7,191

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of March 31, 2021, the fees payable to the Sponsor were $17,707. As of June 30, 2020, the fees payable to the Sponsor were $3,601.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2021 and 2020.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2021 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the nine months ended March 31, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	8,849
Platinum contributed	26,121.071	28,668
Platinum distributed	(1,542.608)	(1,428)
Change in unrealized appreciation	–	5,813
Ending balance as of March 31, 2021	35,449.599	41,902

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	3,656
Platinum contributed	10,893.552	9,814
Platinum distributed	(4,491.851)	(4,219)
Change in unrealized depreciation	–	(402)
Ending balance as of June 30, 2020	10,871.136	8,849

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2021 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2021

The Trust’s net asset value grew from $22,247,473 on December 31, 2020 to $41,883,719 on March 31, 2021, a 88.3% increase. The growth in the Trust’s net asset value over this period was in part due to an increase in the number of shares outstanding from 2,100,000 to 3,600,000, or 71.4%. The 1,500,000 shares increase was the result of 30 creation orders (50,000 shares per creation and redemption order). There were no redemption orders during the period. The Trust’s net asset value also increased due to the positive change in the price of platinum, which moved from $1,075.00 on December 31, 2020 to $1,182.00 on March 31, 2021, or 9.95%.

The 9.82% increase in the Trust’s net asset value per share, from $10.59 on December 31, 2020 to $11.63 on March 31, 2021 is directly related to the 9.95% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $41,354 for the quarter, or 0.12% of the Trust’s average weighted net assets of $33,539,244 during the quarter. The net asset value per share of $12.74 on February 19, 2021 was the highest during the quarter, compared with a low during the quarter of $10.01 on January 11, 2021.

Net increase in net assets resulting from operations for the quarter ended March 31, 2021 was $1,978,521, resulting from an unrealized gain on investment in platinum bullion of $2,015,991, increased by a gain of $3,884 on metal sold to cover the redemption orders and the Sponsor’s fees but reduced by the Sponsor’s fees of $41,354. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2021

The Trust’s net asset value grew from $8,845,503 on June 30, 2020 to $41,883,719 on March 31, 2021, a 374% increase. The growth in the Trust’s net asset value was in part due to an increase in the number of shares outstanding from 1,100,000 to 3,600,000 over this period, or 227%. The 2,500,000 shares increase was the net result of 53 creations orders and 3 redemption orders (50,000 shares per creation and redemption order). The growth in the Trust’s net asset value was also the result of a change in the price of platinum, which increased 45.2% from $814.00 on June 30, 2020 to $1,182.00 on March 31, 2021.

The 44.7% increase in the Trust’s net asset value per share, from $8.04 on June 30, 2020, to $11.63 on March 31, 2021 is directly related to the 45.2% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $78,234 for the period, or 0.37% of the Trust’s average weighted net assets of $20,841,663 during the period. The net asset value per share of $12.74 on February 19, 2021 was the highest during the period, compared with a low during the period of $8.04 on July 05, 2020.

Net increase in net assets resulting from operations for the 9 months period ending March 31, 2021 was $5,714,940, resulting from an unrealized gain on investment in platinum bullion of $5,813,105, decreased by (i) a loss of $19,931 on metal sold to cover the redemption orders and the Sponsor’s fees, and (ii) the Sponsor’s fees of $78,234 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2021: no baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2021	0	0
February 2021	0	0
March 2021	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 05, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 05, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

