Form 10-K
period 2021-06-30
GraniteShares Platinum Trust
filed 2021-08-13
CIK 1690842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2021 as reported by the NYSE Arca, Inc. on that date: $38,034,000.

As of August 13, 2021, GraniteShares Platinum Trust has 3,600,000 GraniteShares Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $8,845,503 at June 30, 2020 to $37,477,854 at June 30, 2021, the Trust’s fiscal year end. The Outstanding Shares in the Trust increased from 1,100,000 Shares on June 30, 2020 to 3,600,000 Shares on June 30, 2021.

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

The Mining and Producer Sector

This group includes mining companies that specialize in PGM production. PGMs are found primarily in South Africa (65% of the total mine production) and Russia (14% of the total mine production).

Autocatalyst

Autocatalyst is the main source of demand for platinum, with approximately 31% of the total demand, and is used primarily for diesel engines. Recycling autocatalyst is also a significant source of supply, with 17% of the total supply.

Jewelry

Jewelry is the second source of demand for platinum, representing approximately 23% of the total demand. Recycling jewelry accounts for approximately 8% of the total supply.

World Platinum Supply and Demand 2016–2020

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported by the PGM 2021 Market Report prepared by Johnson Matthey.

(000 ounces)	2016	2017	2018	2019	2020
Supply
Mine Production
South Africa	4,392	4,450	4,467	4,344	3,222
Russia	714	720	687	721	699
North America	370	368	346	351	339
Others	651	623	626	607	684
Total Mine Production	6,127	6,161	6,126	6,023	4,944
Autocatalyst Recycling	1,132	1,249	1,329	1,391	1,156
Jewelry and Electrical Recycling	770	781	737	703	561
Total Supply	8,029	8,191	8,192	8,117	6,661
Demand
Autocatalysts	3,339	3,211	3,053	2,863	2,290
Jewelry	2,413	2,385	2,258	2,066	1,707
Chemical	477	453	657	666	640
Electronics	232	232	241	232	241
Glass	247	314	501	441	451
Investment	620	361	67	1,131	1,022
Medical and biomedical	218	220	232	240	218
Other	721	802	963	843	761
Total Demand	8,267	7,978	7,972	8,482	7,330
Movement in Stocks	(238)	213	220	(365)	(669)

Source: Johnson Matthey, PGM Market Report 2021

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

The Sponsor’s Fee for the year ended June 30, 2021 was 130,460.

Cash held by the Trustee pending payment of the Trust’s expenses will not bear any interest. Each sale of platinum by the Trust will be a taxable event to Shareholders for federal income tax purposes. See “United States Federal Income Tax Consequences—Taxation of U.S. Shareholders.”

Deposit of Platinum; Issuance of Baskets

The Trust creates and redeems Shares on a continuous basis but only in Baskets of 50,000 Shares. Upon the deposit of the corresponding amount of platinum with the Custodian, and the payment of the Trustee’s applicable fee and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Trustee will deliver the appropriate number of Baskets to the DTC account of the depositing Authorized Participant. Only Authorized Participants can deposit platinum and receive Baskets of Shares in exchange. As of the date of this report, J.P. Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, and Virtu Americas LLC are the Authorized Participants. The Sponsor and the Trustee maintain a current list of Authorized Participants. Platinum allocated by the Custodian to the Trust Allocated Account must meet the Good Delivery Standards.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2021.

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

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below). The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this prospectus and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons with “applicable financial statements” within the meaning of Section 451(b) of the Code, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes..  As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. There can be no assurance that the IRS will agree with this position and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2021:

Fiscal Year Ended June 30, 2021: Quarter Ended

	High	Low
September 2020	$9.89	$8.05
December 2020	$10.62	$8.36
March 2021	$12.62	$10.22
June 2021	$12.40	$10.25

The number of outstanding Shares of the Trust as of August 13, 2021 was 3,600,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2020	$9.47	$8.05
August 2020	$9.89	$9.08
September 2020	$9.60	$8.24
October 2020	$8.96	$8.36
November 2020	$9.56	$8.52
December 2020	$10.62	$9.91
January 2021	$11.20	$10.22
February 2021	$12.62	$10.73
March 2021	$12.04	$11.10
April 2021	$12.26	$11.40
May 2021	$12.40	$11.53
June 2021	$11.79	$10.25

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2021:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
July 2020	-	-
August 2020	-	-
September 2020	-	-
October 2020	-	-
November 2020	150,000	0.0098604
December 2020	-	-
January 2021	-	-
February 2021	-	-
March 2021
April 2021	-	-
May 2021
June 2021	-	-
Total	150,000	0.0098604

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2021	June 30, 2020
(Amounts in 000’s of US$, except per Share data)
Total assets	$37,494	$8,849
Total gain / (loss) on platinum	$1,440	$(1,204)
Change in net assets from operations	$1,310	$(1,241)
Weighted average number of Shares (in 000’s)	2,433	868
Net increase / (decrease) in net assets per Share	$0.54	$(1.43)

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

NAV per Share vs. 1/100th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2021(1)

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

	June 30, 2021	June 30, 2020
(Amounts in 000’s of US$)
Investment in platinum - cost	$37,168	$9,975
Unrealized gain / (loss) on investment in platinum	326	(1,126)
Investment in platinum - fair value	$37,494	$8,849

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Inspectorate International Limited, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 8, 2021

Liquidity

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2021 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	June 30, 2021	June 30, 2020
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$1,440	$(1,204)
Change in net assets from operations	$1,310	$(1,241)
Net increase (decrease) in net assets per share	$0.54	$(1.43)

Fiscal year ended June 30, 2021

The Trust’s NAV increased from $8,845,503 on June 30, 2020 to $37,477,854 on June 30, 2021, a 324% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 1,100,000 Shares on June 30, 2020 to 3,600,000 Shares on June 30, 2021, a result of 2,650,000 Shares (53 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during that period

The NAV per Share increased 29.5% from $8.04 on June 30, 2020 to $10.41 on June 30, 2021. The price per ounce of platinum increased 30.1% from $814.00 on June 30, 2020 to $1059.00 on June 30, 2021. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $130,460 for the year, or 0.50% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2021

	Three months ended					Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2020	December 31, 2020	March 31, 2021		June 30, 2021	June 30, 2021
EXPENSES
Sponsor’s Fee	$16	$21	$41		$52	$130
Total expenses	16	21	41		52	130
Net investment loss	(16)	(21)	(41)		(52)	(130)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	-	- (1)	4		7	11
Realized gain/(loss) on platinum distributed for the redemption of Shares	-	(23)	-	(1)	- (1)	(23)
Change in unrealized gain / (loss) on investment in platinum	441	3,356	2,015		(4,360)	1,452
Total gain / (loss) on platinum	441	3,333	2,019		(4,353)	1,440

Change in net assets from operations	$425	$3,312	$1,978		$(4,405)	$1,310

Net increase / (decrease) in net assets per Share	$0.29	$1.87	$0.67		$(1.22)	$0.54

Weighted average number of Shares (000’s)	1,449	1,765	2,940		3,600	2,443

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2020

	Three months ended						Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2019		December 31, 2019		March 31, 2020	June 30, 2020	June 30, 2020
EXPENSES
Sponsor’s Fee	$6		$9		$12	$10	$37
Total expenses	6		9		12	10	37
Net investment loss	(6)		(9)		(12)	(10)	(37)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	-	(1)	-	(1)	- (1)	(2)	(3)
Realized gain/(loss) on platinum distributed for the redemption of Shares	-				(719)	(80)	(799)
Change in unrealized gain / (loss) on investment in platinum	421		579		(2,333)	931	(402)
Total gain / (loss) on platinum	421		579		(3,052)	849	(1,204)

Change in net assets from operations	$415		$570		$(3,064)	$839	$(1,241)

Net increase / (decrease) in net assets per Share	$0.74		$0.76		$(2.71)	$0.81	$(1.43)

Weighted average number of Shares (‘000s)	559		747		1,131	1,041	868

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2019

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	June 30, 2019
EXPENSES
Sponsor’s Fee	$4	$5	$4	$5	$18
Total expenses	4	5	4	5	18
Net investment loss	(4)	(5)	(4)	(5)	(18)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(1)	(1)	(1)	(- )	(3)
Realized gain/(loss) on platinum distributed for the redemption of Shares
Change in unrealized gain / (loss) on investment in platinum	(161)	(93)	251	(142)	(145)
Total gain / (loss) on platinum	(162)	(94)	250	(142)	(148)

Change in net assets from operations	$(166)	$(99)	$246	$(147)	$(166)

Net increase / (decrease) in net assets per Share(1)	$(0.37)	$(0.22)	$0.55	$(0.33)	$(0.37)

Weighted average number of Shares (‘000s) (1)	450	450	450	450	450

(1)	Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1 to the Financial Statements.

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2021, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2021. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2021.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 42 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by the Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 46 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker, LLP and KPMG LLP, for the fiscal years ended June 30, 2021 and 2020 respectively:

	June 30, 2021	June 30, 2020

Audit fees – Tait, Weller & Baker	$23,000	$23,000
Audit fees – KPMG	-	-
Audit related fees – Tait, Weller & Baker	-	-
Audit related fees – KPMG	-	2,500
	$23,000	$25,500

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement between GraniteShares LLC, as sponsor, and The Bank of New York Mellon, as trustee(2)
4.2	Form of Authorized Participant Agreement(1)
4.3	Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)(2)
10.1	Allocated Platinum Account Agreement(2)
10.2	Unallocated Platinum Account Agreement(2)
10.3	Marketing Agent Services Agreement between GraniteShares LLC and ALPS Distributors, Inc. (3)
10.4.a	License Agreement between The Bank of New York Mellon and GraniteShares LLC(1)
10.4.b	Amendment to License Agreement between The Bank of New York Mellon and GraniteShares LLC(2)
31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

* Filed herewith.

(1) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-221325), filed on November 03, 2017 and incorporated by reference herein.

(2) Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (333-221325), filed on January 12, 2018 and incorporated by reference herein.

(3) Previously filed as an exhibit to the Registrant’s Registration Statement on Form 8-K (333-221325), filed on December 29, 2020 and incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 13, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 13, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Platinum Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Platinum Trust (the “Trust”), including the schedule of investments, as of June 30, 2021 and 2020, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the two-year period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2021 and 2020, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the two-year period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Trust, as of June 30, 2019, were audited by other auditors whose report, dated August 20, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s sponsor. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of one or more GraniteShares LLC investment companies since 2019.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to management of the Trust’s Sponsor and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the evidence pertaining to the existence of the platinum holdings

As disclosed in the schedule of investments, as of June 30, 2021, the Trust’s market value of platinum holdings was $37,494,248 representing 100% of the Trust’s total assets. All of the platinum holdings, which were 35,405 ounces of platinum as of June 30, 2021, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of platinum holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of platinum held by the Custodian as of June 30, 2021.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s platinum holdings held by the Custodian as of June 30, 2021. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also obtained the results of the physical count and brand purity of the Trust’s platinum holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
August 13, 2021

GRANITESHARES PLATINUM TRUST

Statements of Assets and Liabilities

At June 30, 2021 and 2020

Amounts in 000’s of US$ except share and per share data	June 30, 2021	June 30, 2020
Assets
Investment in platinum, at fair value(1)	$37,494	$8,849
Total Assets	$37,494	$8,849
Liabilities
Fees payable to Sponsor	$16	$4
Total Liabilities	16	4
Net Assets	$37,478	$8,845
Shares issued and outstanding(2)	3,600,000	1,100,000
Net asset value per Share	$10.41	$8.04

(1)	Cost of investment in platinum: $37,168 and $9,975, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedules of Investments

At June 30, 2021 and 2020

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2021	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	35,405.333	$37,168	$37,494	100.04%
Total investment		$37,168	$37,494	100.04%
Liabilities in excess of other assets			$(16)	(0.04)%
Net assets			$37,478	100.00%

June 30, 2020	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	10,871.136	$9,975	$8,849	100.03%
Total investment		$9,975	$8,849	100.03%
Liabilities in excess of other assets			$(4)	(0.03)%
Net assets			$8,845	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Operations

For the years ended June 30, 2021, 2020 and 2019

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019

Expenses
Sponsor fees	$130	$37	$18
Total expenses	130	37	18
Net investment loss	(130)	(37)	(18)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	11	(3)	(3)
Platinum distributed for the redemption of Shares	(23)	(799)	-
Net realized gain (loss)	(12)	(802)	(3)
Net change in unrealized appreciation (depreciation)	1,452	(402)	(145)
Net realized and unrealized gain (loss)	1,440	(1,204)	(148)
Net increase (decrease) in net assets resulting from operations	$1,310	$(1,241)	$(166)

Net increase (decrease) in net assets per share	$0.54	$(1.43)	$(0.37	)(1)
Weighted average number of shares (in 000’s)	2,433	868	450	(1)

(1)	Adjusted for effect of stock split. The stock split was effective on March 21, 2019. See Note 1

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2021 and 2020

Amounts in 000’s of US$	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019
Net Assets – beginning of period	$8,845	$3,655	$3,821
Creation of 2,650,000, 1,000,000 and – shares respectively	28,667	9,813	-
Redemption of (150,000), (450,000) and – shares respectively	(1,344)	(3,382)	-
Net investment income (loss)	(130)	(37)	(18)
Net realized gain (loss) from platinum bullion sold to pay expenses	11	(3)	(3)
Net realized gain (loss) from platinum bullion distributed for redemptions	(23)	(799)	-
Net change in unrealized gain (loss) on investment in platinum bullion	1,452	(402)	(145)
Net Assets – end of period	$37,478	$8,845	$3,655

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the years ended June 30, 2021, 2020 and 2019

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2021	Year Ended June 30, 2020	Year Ended June 30, 2019(1)

Net asset value per Share at beginning of year	$8.04	$8.12	8.49
Net investment income (loss)(2)	(0.05)	(0.04)	(0.04)
Net realized and unrealized gain (loss) on investment in platinum	2.42	(0.04)	(0.33)
Net change in net assets from operations	2.37	(0.08)	(0.37)
Net asset value per Share at end of year	$10.41	8.04	8.12

Total return ratio, at net asset value	29.48%	(0.99)%	(4.36)%

Net assets ($000’s)	$37,478	8,845	3,655

Ratio to average net assets
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(1)	Adjusted for effects of stock split. Stock split was effective on March 21, 2019. See Note 1.
(2)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2021

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

The fees payable to the Sponsor were $16,393 as of June 30, 2021 and $3,601 as of June 30, 2020. The Sponsor’s Fee was $130,460 for the year ended June 30, 2021, or 0.50% of the Trust’s assets on an annualized basis, $37,135 for the year ended June 30, 2020, or 0.50% of the Trust’s assets on an annualized basis, and $18,482 for the year ended June 30, 2019, or 0.50% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2021 and 2020.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2021 and June 30, 2020.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2021, the 2021, 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	$8,849
Platinum contributed	26,121.071	28,668
Platinum distributed	(1,586.874)	(1,475)
Change in unrealized depreciation	-	1,452
Ending balance as of June 30, 2021	35,405.333	$37,494

Changes in ounces of platinum and their respective values for the year ended June 30, 2020.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2019	4,469.435	$3,656
Platinum contributed	10,893.552	9,814
Platinum distributed	(4,491.851)	(4,219)
Change in unrealized depreciation	—	(402)
Ending balance as of June 30, 2020	10,871.136	$8,849

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

