Form 10-Q
period 2021-09-30
GraniteShares Platinum Trust
filed 2021-11-05
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 05, 2021, the Registrant had 3,750,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except share and per share data	September 30, 2021	June 30, 2021
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$34,524	$37,494
Total Assets	$34,524	$37,494

Liabilities
Fees payable to Sponsor	$14	$16
Total Liabilities	14	16
Net Assets	$34,510	$37,478

Shares issued and outstanding(2)	3,650,000	3,600,000
Net asset value per Share	$9.45	$10.41

(1)	Cost of investment in platinum: $37,579 and $37,168, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2021 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	35,850.586	$37,579	$34,524	100.04%
Total investment		$37,579	$34,524	100.04%
Liabilities in excess of other assets			$(14)	(0.04)%
Net assets			$34,510	100.00%

June 30, 2021	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	35,405.333	$37,168	$37,494	100.04%
Total investment		$37,168	$37,494	100.04%
Liabilities in excess of other assets			$(16)	(0.04)%
Net assets			$37,478	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2021 and 2020

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)

Expenses
Sponsor fees	$46	$16
Total expenses	46	16
Net investment loss	(46)	(16)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	-	-
Platinum bullion distributed for the redemption of Shares	-	-
Net realized gain (loss)	-	-
Net change in unrealized appreciation (depreciation)	(3,381)	441
Net realized and unrealized gain (loss)	(3,381)	441
Net increase (decrease) in net assets resulting from operations	$(3,427)	$425

Net increase (decrease) in net assets per share	$(0.95)	$0.29
Weighted average number of shares (in 000’s)	3,605	1,449

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2021 and 2020

Amounts in 000’s of US$	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)

Net Assets – beginning of the period	$37,478	$8,845
Creations of 50,000 and 600,000 shares respectively	459	5,558
Redemptions of 0 and 0 shares respectively	-	-
Net investment loss	(46)	(16)
Net realized gain (loss) platinum bullion sold to pay expenses	- (1)	-	(1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-	-
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(3,381)	441
Net Assets – end of period	$34,510	$14,828

(1)	Amounts do not round to $1

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2021 and 2020

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2021 (unaudited)	Three Months Ended September 30, 2020 (unaudited)

Net asset value per Share at beginning of period	$10.41	$8.04
Net investment gain (loss)(1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in platinum bullion	(0.95)	0.69
Net change in net assets from operations	(0.96)	0.68
Net asset value per Share, at end of period	$9.45	8.72

Total return ratio, at net asset value(2)	(9.22)%	8.46%

Net assets ($000’s)	$34,510	14,828

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of period ended September 30, 2021, the fees payable to the Sponsor were $14,237. As of year ended June 30, 2021, the fees payable to the Sponsor were $16,393.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2021 and 2020.

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

2.3 Platinum Receivable and Payable

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2021 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2021, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended September 30, 2021:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	37,494
Platinum contributed	490.958	459
Platinum distributed	(45.705)	(48)
Change in unrealized appreciation (depreciation)	-	(3,381)
Ending balance as of September 30, 2021	35,850.586	34,524

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2021:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	8,849
Platinum contributed	26,121.071	28,668
Platinum distributed	(1,586.874)	(1,475)
Change in unrealized appreciation (depreciation)	-	1,452
Ending balance as of June 30, 2021	35,405.333	37,494

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2021 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2021

During the quarter the Trust’s net asset value decreased by 7.92% from $37,477,854 on June 30, 2021, to $34,509,877 on September 30, 2021. The decrease in the Trust’s net asset value was mainly due to the price of platinum which was down 9.07% from $1,059.00 on June 30, 2021, to $963.00 on September 30, 2021. Meanwhile there was an increase of 50,000 in the number of shares outstanding resulting from 1 creation order.

The 9.18% decrease in the Trust’s net asset value per share from $10.41 at June 30, 2021 to $9.45 at September 30, 2021 is directly related to the 9.07% decrease in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $45,725 for the period, or 0.13% of the Trust’s average weighted assets of $36,249,355 during the period. The net asset value per share of $11.15 on July 16, 2021 was the highest during the period, compared with a low during the period of $9.14 on September 20, 2021.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2021 was $3,427,515, resulting primarily from an unrealized loss on investment in platinum bullion of $3,381,690, increased by a loss of $100 on metal sold to cover redemption orders and Sponsor’s fees and by the Sponsor’s fees of $45,725. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 13 “Risk Factors” in our prospectus dated January 25, 2021, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-221325, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2021: 0 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2021	0	0
August 2021	0	0
September 2021	0	0
Total	0	0

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 05, 2021	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 05, 2021	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

