Form 10-Q
period 2021-12-31
GraniteShares Platinum Trust
filed 2022-02-03
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2021

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

As of February 03, 2022, the Registrant had 4,300,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2020

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

at December 31, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except share and per share data	December 31, 2021	June 30, 2021
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$36,803	$37,494
Total Assets	$36,803	$37,494

Liabilities
Fees payable to Sponsor	$16	$16
Total Liabilities	16	16
Net Assets	$36,787	$37,478

Shares issued and outstanding(2)	3,900,000	3,600,000
Net asset value per Share	$9.43	$10.41

(1)	Cost of investment in platinum: $39,924 and $37,168 respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2021 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2021 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	38,256.338	$39,924	36,803	100.04%
Total investment		$39,924	36,803	100.04%
Liabilities in excess of other assets			$(16)	(0.04)%
Net assets			$36,787	100.00%

June 30, 2021	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	35,405.333	$37,168	$37,494	100.04%
Total investment		$37,168	$37,494	100.04%
Liabilities in excess of other assets			$(16)	(0.04)%
Net assets			$37,478	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended December 31, 2021 and 2020

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2021	Three Month Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

Expenses
Sponsor fees	$46	$21	$92	$37
Total expenses	46	21	92	37
Net investment loss	(46)	(21)	(92)	(37)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(4)	- (1)	(4)	- (1)
Platinum bullion distributed for the redemption of Shares	-	(23)	-	(24)
Net realized gain (loss)	(4)	(23)	(4)	(24)
Net change in unrealized appreciation (depreciation)	(66)	3,356	(3,447)	3,798
Net realized and unrealized gain (loss)	(70)	3,333	(3,451)	3,774
Net increase (decrease) in net assets resulting from operations	$(116)	$3,312	$(3,543)	$3,737

Net increase (decrease) in net assets per share	$(0.03)	$0.20	$(0.96)	$0.25
Weighted average number of shares (in 000’s)	3,760	1,765	3,682	1,607

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2021 and 2020

Amounts in 000’s of US$	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020

Net Assets – beginning of period	$34,150	$14,828	$37,478	$8,845
Creations of 250,000, 550,000, 300,000 and 1,150,000 shares respectively	2,393	5,452	2,852	11,010
Redemption of 0, 150,000, 0 and 150,000 shares respectively	-	(1,344)	-	(1,344)
Net investment loss	(46)	(21)	(92)	(37)
Net realized gain (loss) from platinum bullion sold to pay expenses	(4)	- (1)	(4)	- (1)
Net realized gain (loss) from platinum bullion distributed for redemptions	-	(23)	-	(24)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(66)	3,356	(3,447)	3,798
Net Assets – end of period	$36,787	$22,248	$36,787	22,248

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2021 and 2020

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
Net asset value per Share at beginning of period	$9.45	$8.72	$10.41	$8.04
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	(0.01)	1.88	(0.96)	2.57
Net change in net assets from operations	(0.02)	1.87	(0.98)	2.55
Net asset value per Share at end of period	$9.43	$10.59	$9.43	$10.59

Total return, at net asset value(2)	(0.21)%	21.44%	(9.41)%	31.72%

Net assets ($000’s)	$36,788	$22,248	$36,788	$22,248

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of December 31, 2021, the fees payable to the Sponsor were $15,116. As of June 30, 2021, the fees payable to the Sponsor were $16,393.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended December 31, 2021 and 2020.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2021 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2021, the 2020, 2019 and 2018 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the six months ended December 31, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	37,494
Platinum contributed	2,943.666	2,852
Platinum distributed	(92.661)	(96)
Change in unrealized appreciation (depreciation)	-	(3,447)
Ending balance as of December 31, 2021	38,256.338	36,803

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	8,849
Platinum contributed	26,121.071	28,668
Platinum distributed	(1,586.874)	(1,475)
Change in unrealized appreciation (depreciation)	-	1,452
Ending balance as of June 30, 2021	35,405.333	37,494

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

Results of Operations

The Quarter Ended December 31, 2021

The Trust’s net asset value grew from $34,509,877 on September 30, 2021 to $36,787,481 on December 31, 2021, a 6.6% increase. The growth in the Trust’s net asset value over this period was in part due to an increase in the number of shares outstanding from 3,650,000 to 3,900,000, or 6.9%. The 250,000 shares increase was the net result of 5 creation orders and no redemption orders (50,000 shares per creation and redemption order). The Trust’s net asset value slightly decreased due to the negative change in the price of platinum, which moved from $963.00 on September 30, 2021 to $962.00 on December 31, 2021, or -0.1%.

The 0.2% decrease in the Trust’s net asset value per share, from $9.45 on September 30, 2021 to $9.43 on December 31, 2021 is directly related to the 0.1% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $46,407 for the quarter, or 0.13% of the Trust’s average weighted net assets of $36,822,947 during the quarter. The net asset value per share of $10.73 on November 16, 2021 was the highest during the quarter, compared with a low during the quarter of $8.93 on December 16, 2021.

Net decrease in net assets resulting from operations for the quarter ended December 31, 2021 was $116,290, resulting from an unrealized loss on investment in platinum bullion of $66,219, increased by (i) a loss of $3,664 on metal sold to cover the redemption orders and the Sponsor’s fees and (ii) the Sponsor’s fees of $46,407. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2021

The Trust’s net asset value decreased by 1.8% from $37,477,854 on June 30, 2021 to $36,787,481 on December 31, 2021. The decrease in the Trust’s net asset value occurred despite a 8.3% increase in the number of shares outstanding from 3,600,000 to 3,900,000 over this period. The 300,000 shares increase was the net result of 6 creations orders and 0 redemption orders (50,000 shares per creation and redemption order). The decrease in the Trust’s net asset value was the result of a change in the price of platinum, which decreased 9.2% from $1,059.00 on June 30, 2021 to $962.00 on December 31, 2021.

The 9.4% decrease in the Trust’s net asset value per share, from $10.41 on June 30, 2021 to $9.43 on December 31, 2021 is directly related to the 9.2% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $92,132 for the period, or 0.25% of the Trust’s average weighted net assets of $36,552,382 during the period. The net asset value per share of $11.15 on July 16, 2021 was the highest during the period, compared with a low during the period of 8.93 on December 15, 2021.

Net decrease in net assets resulting from operations for the 6 months period ending December 31, 2021 was $3,543,805, resulting from an unrealized loss on investment in platinum bullion of $3,447,909, decreased by (i) a loss of $3,764 on metal sold to cover the redemption orders and the Sponsor’s fees, and (ii) the Sponsor’s fees of $92,132 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2021: no baskets were redeemed during the period

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2021
November 2021
December 2021
Total

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities thereunto duly authorized.

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 03, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 03, 2022	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

