Form 10-Q
period 2022-03-31
GraniteShares Platinum Trust
filed 2022-05-05
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

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

As of May 05, 2022, the Registrant had 5,250,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2022

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2022 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except share and per share data	March 31, 2022 (unaudited)	June 30, 2021

Assets
Investment in platinum, at fair value(1)	$54,414	$37,494
Total Assets	$54,414	$37,494

Liabilities
Fees payable to Sponsor	$22	$16
Total Liabilities	22	16
Net Assets	$54,392	$37,478

Shares issued and outstanding(2)	5,650,000	3,600,000
Net asset value per Share	$9.63	$10.41

(1)	Cost of investment in platinum: $57,555 and $37,168, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2022 (unaudited) and June 30, 2021

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2022 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	55,354.953	$57,555	$54,414	100.04%
Total investment		$57,555	$54,414	100.04%
Liabilities in excess of other assets			$(22)	(0.04)%
Net assets			$54,392	100.00%

June 30, 2021	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	35,405.333	$37,168	$37,494	100.04%
Total investment		$37,168	$37,494	100.04%
Liabilities in excess of other assets			$(16)	(0.04)%
Net assets			$37,478	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021

Expenses
Sponsor fees	$56	$41		$148	$78
Total expenses	56	41		148	78
Net investment loss	(56)	(41)		(148)	(78)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	- (1)	4		(4)	3
Platinum bullion distributed for the redemption of Shares	(13)	-	(1)	(13)	(23)
Net realized gain (loss)	(13)	4		(17)	(20)
Net change in unrealized appreciation (depreciation)	(20)	2,015		(3,467)	5,813
Net realized and unrealized gain (loss)	(33)	2,019		(3,484)	5,793
Net increase (decrease) in net assets resulting from operations	$(89)	$1,978		$(3,632)	$5,715

Net increase (decrease) in net assets per share	$(0.02)	$0.67		$(0.92)	$2.79
Weighted average number of shares (in 000’s)	4,492	2,940		3,948	2,045

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Amounts in 000’s of US$	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021

Net Assets – beginning of the period	$36,787	$22,248		$37,478	$8,845
Creations of 2,250,000, 1,500,000, 2,550,000 and 2,650,000 shares respectively	22,773	17,658		25,625	28,668
Redemptions of 500,000, 0, 500,000 and 150,000 shares respectively	(5,079)	-		(5,079)	(1,344)
Net investment loss	(56)	(41)		(148)	(78)
Net realized gain (loss) from platinum bullion sold to pay expenses	- (1)	4		(4)	3
Net realized gain (loss) from platinum bullion distributed for redemptions	(13)	-	(1)	(13)	(23)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(20)	2,015		(3,467)	5,813
Net Assets – end of period	$54,392	$41,884		$54,392	$41,884

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2022	Nine Months Ended March 31, 2021
Net asset value per Share at beginning of period	$9.43	$10.59	$10.41	$8.04
Net investment loss (1)	(0.01)	(0.01)	(0.04)	(0.04)
Net realized and unrealized gain (loss) on investment in platinum	0.21	1.05	(0.74)	3.63
Net change in net assets from operations	0.20	1.04	(0.78)	3.59
Net asset value per Share at end of period	$9.63	$11.63	$9.63	$11.63

Total return, at net asset value(2)	2.12%	9.82%	(7.49)%	44.65%

Net assets ($000’s)	$54,392	$41,884	$54,392	$41,884

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of March 31, 2022, the fees payable to the Sponsor were $22,221. As of June 30, 2021, the fees payable to the Sponsor were $16,393.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2022 and 2021.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2022 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2022, the 2021, 2020 and 2019 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the nine months ended March 31, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	37,494
Platinum contributed	24,986.798	25,625
Platinum distributed	(5,037.178)	(5,238)
Change in unrealized appreciation (depreciation)	-	(3,467)
Ending balance as of March 31, 2022	55,354.953	54,414

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	8,849
Platinum contributed	26,121.071	28,668
Platinum distributed	(1,586.874)	(1,475)
Change in unrealized appreciation (depreciation)	–	1,452
Ending balance as of June 30, 2021	35,405.333	37,494

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2022 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2022

The Trust’s net asset value grew from $36,787,481 on December 31, 2021 to $54,391,697 on March 31, 2022, a 47.9% increase. The growth in the Trust’s net asset value over this period was mostly due to an increase in the number of shares outstanding from 3,900,000 to 5,650,000, or 44.8%. The 1,750,000 shares increase was the result of 45 creation orders and 10 redemption orders (50,000 shares per creation and redemption order). The Trust’s net asset value also increased due to the positive change in the price of platinum, which moved from $962.00 on December 31, 2021 to $983.00 on March 31, 2021, or 2.18%.

The 2.12% increase in the Trust’s net asset value per share, from $9.43 on December 31, 2021 to $9.63 on March 31, 2022 is directly related to the 2.18% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $55,563 for the quarter, or 0.12% of the Trust’s average weighted net assets of $45,070,760 during the quarter. The net asset value per share of $11.28 on March 08, 2022 was the highest during the quarter, compared with a low during the quarter of $9.13 on January 10, 2022.

The net decrease in net assets resulting from operations for the quarter ended March 31, 2022 was $89,141, resulting from an unrealized loss on investment in platinum bullion of $19,545, increased by a loss of $14,033 on metal sold to cover the redemption orders and the Sponsor’s fees and increased by the Sponsor’s fees of $55,563. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2022

The Trust’s net asset value grew from $37,477,854 on June 30, 2021 to $54,391,697 on March 31, 2022, a 45.2% increase. The growth in the Trust’s net asset value was due to an increase in the number of shares outstanding from 3,600,000 to 5,650,000 over this period, or 56.9%. The 2,050,000 shares increase was the net result of 51 creations orders and 10 redemption orders (50,000 shares per creation and redemption order). The growth in the Trust’s net asset value was negatively impacted by the change in the price of platinum, which decreased 7.18% from $1,059.00 on June 30, 2021 to $983.00 on March 31, 2022.

The 7.49% decrease in the Trust’s net asset value per share, from $10.41 on June 30, 2021, to $9.63 on March 31, 2022 is directly related to the 7.18% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $147,695 for the period, or 0.375% of the Trust’s average weighted net assets of $39,350,389 during the period. The net asset value per share of $11.28 on March 08, 2022 was the highest during the period, compared with a low during the period of $8.93 on December 15, 2021.

Net decrease in net assets resulting from operations for the 9 months period ending March 31, 2022 was $3,632,946, resulting from an unrealized loss on investment in platinum bullion of $3,467,454, increased by a loss of $17,797 on metal sold to cover the redemption orders and the Sponsor’s fees, and increased by the Sponsor’s fees of $147,695 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed from page 8 “Risk Factors” in our prospectus dated January 25, 2021, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-252016, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2022:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2022	-
February 2022	-
March 2022	10	500,000	0.0979486
Total	10	500,000	0.0979486

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

