Form 10-K
period 2022-06-30
GraniteShares Platinum Trust
filed 2022-08-12
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2022 as reported by the NYSE Arca, Inc. on that date: $44,339,000.

As of August 12, 2022, GraniteShares Platinum Trust has 5,000,000 GraniteShares Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $37,477,854 at June 30, 2021 to $44,801,455, at June 30, 2022, the Trust’s fiscal year end. The Outstanding Shares in the Trust increased from 3,600,000 Shares on June 30, 2021 to 5,050,000 Shares on June 30, 2022.

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

World Platinum Supply and Demand 2017–2021

The following table sets forth a summary of the world platinum supply and demand for the last ten years and is based on information reported by the PGM 2022 Market Report prepared by Johnson Matthey.

(000 ounces)	2017	2018	2019	2020	2021
Supply
Mine Production
South Africa	4,450	4,467	4,344	3,222	4,611
Russia	720	687	721	699	638
North America	368	346	351	339	276
Others	623	626	607	684	672
Total Mine Production	6,161	6,126	6,023	4,944	6,197
Autocatalyst Recycling	1,249	1,329	1,391	1,156	1,235
Jewelry and Electrical Recycling	781	737	703	561	424
Total Supply	8,191	8,192	8,117	6,661	7,856
Demand
Autocatalysts	3,211	3,053	2,863	2,290	2,353
Jewelry	2,385	2,258	2,066	1,707	1,478
Chemical	453	657	666	640	638
Electronics	232	241	232	241	266
Glass	314	501	441	451	913
Investment	361	67	1,131	1,022	-28
Medical and biomedical	220	232	240	218	251
Other	802	963	843	761	881
Total Demand	7,978	7,972	8,482	7,330	6,752
Movement in Stocks	213	220	(365)	(669)	1,104

Source: Johnson Matthey, PGM Market Report 2021, published May 2022

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

The Sponsor’s Fee for the year ended June 30, 2022 was $209,660.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2022.

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

Inspection of Platinum

Under the Custody Agreements, the Custodian will allow the Sponsor and the Trustee and their identified representatives, independent public accountants and physical platinum auditors (currently Bureau Veritas), access to its premises upon reasonable notice during normal business hours, to examine the physical platinum and such records as they may reasonably require to perform their respective duties with regard to investors in Shares. The Trustee agrees that any such access shall be subject to execution of a confidentiality agreement and agreement to the Custodian’s security procedures, and any such audit shall be at the Trust’s expense.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Vedder Price P.C., special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. The opinion of Vedder Price P.C. represents only its best legal judgment and is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with this position and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders.

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

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of platinum and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the platinum market. Russia is one of the world’s largest platinum producer, mining around 19 tonnes of platinum, or around 10% of the total mined worldwide. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2022:

Fiscal Year Ended June 30, 2022: Quarter Ended

	High	Low
September 2021	$11.20	$9.02
December 2021	$10.73	$9.00
March 2022	$11.31	$9.28
June 2022	$10.07	$8.78

The number of outstanding Shares of the Trust as of August 12, 2022 was 5,000,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2021	$11.20	$10.33
August 2021	$10.37	$9.55
September 2021	$10.07	$9.02
October 2021	$10.45	$9.46
November 2021	$10.73	$9.16
December 2021	$9.59	$9.00
January 2022	$10.27	$9.28
February 2022	$10.74	$10.03
March 2022	$11.31	$9.66
April 2022	$9.95	$8.98
May 2022	$9.73	$9.13
June 2022	$10.07	$8.78

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2022:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
July 2021	-	-
August 2021	-	-
September 2021	-	-
October 2021	-	-
November 2021	-	-
December 2021	-	-
January 2022	-	-
February 2022	-	-
March 2022	500,000	0.0097949
April 2022	350,000	0.0097893
May 2022	200,000	0.0097883
June 2022	50,000	0.0097847
Total	1,100,000	0.0097915

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2022	June 30, 2021
(Amounts in 000’s of US$, except per Share data)
Total assets	$44,821	$37,494
Total gain / (loss) on platinum	$(7,413)	$1,440
Change in net assets from operations	$(7,623)	$1,310
Weighted average number of Shares (in 000’s)	4,282	2,433
Net increase / (decrease) in net assets per Share	$(1.78)	$0.54

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

NAV per Share vs. 1/100th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2022(1)

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

	June 30, 2022	June 30, 2020
(Amounts in 000’s of US$)
Investment in platinum - cost	$51,381	$37,168
Unrealized gain / (loss) on investment in platinum	(6,560)	326
Investment in platinum - fair value	$44,821	$37,494

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 1, 2022

Liquidity

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

Review of Financial Results

Financial Highlights

	June 30, 2022	June 30, 2021
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$(7,413)	$1,440
Change in net assets from operations	$(7,623)	$1,310
Net increase (decrease) in net assets per share	$(1.78)	$0.54

Fiscal year ended June 30, 2022

The Trust’s NAV increased from $37,477,854 on June 30, 2021 to $44,801,455 on June 30, 2022, a 19.5% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 3,600,000 Shares on June 30, 2021 to 5,050,000 Shares on June 30, 2022, a result of 2,550,000 Shares (51 Baskets) being created and 1,100,000 Shares (22 Baskets) being redeemed during that period

The NAV per Share decreased 14.8% from $10.41 on June 30, 2021 to $8.87 on June 30, 2022. The price per ounce of platinum decreased 14.4% $1,059.00 on June 30, 2021 to $907 on June 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $209,660 for the year, or 0.50% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	June 30, 2022
EXPENSES
Sponsor’s Fee	$46	$46	$56	$62	$210
Total expenses	46	46	56	62	210
Net investment loss	(46)	(46)	(56)	(62)	(210)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses		(4)	- (1)	(3)	(7)
Realized gain/(loss) on platinum distributed for the redemption of Shares			(13)	(507)	(520)
Change in unrealized gain / (loss) on investment in platinum	(3,381)	(66)	(20)	(3,419)	(6,886)
Total gain / (loss) on platinum	(3,381)	(70)	(33)	(3,929)	(7,413)

Change in net assets from operations	$(3,427)	$(116)	$(89)	$(3,991)	$(7,623)

Net increase / (decrease) in net assets per Share	$(0.95)	$(0.03)	$(0.02)	$(0.76)	$(1.78)

Weighted average number of Shares (000’s)	3,605	3,760	4,492	5,286	4,282

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2021

	Three months ended					Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2020	December 31, 2020	March 31, 2021		June 30, 2021	June 30, 2021
EXPENSES
Sponsor’s Fee	$16	$21	$41		$52	$130
Total expenses	16	21	41		52	130
Net investment loss	(16)	(21)	(41)		(52)	(130)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	-	- (1)	4		7	11
Realized gain/(loss) on platinum distributed for the redemption of Shares	-	(23)	-	(1)	- (1)	(23)
Change in unrealized gain / (loss) on investment in platinum	441	3,356	2,015		(4,360)	1,452
Total gain / (loss) on platinum	441	3,333	2,019		(4,353)	1,440

Change in net assets from operations	$425	$3,312	$1,978		$(4,405)	$1,310

Net increase / (decrease) in net assets per Share	$0.29	$1.87	$0.67		$(1.22)	$0.54

Weighted average number of Shares (000’s)	1,449	1,765	2,940		3,600	2,443

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2020

	Three months ended						Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2019		December 31, 2019		March 31, 2020	June 30, 2020	June 30, 2020
EXPENSES
Sponsor’s Fee	$6		$9		$12	$10	$37
Total expenses	6		9		12	10	37
Net investment loss	(6)		(9)		(12)	(10)	(37)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	-	(1)	-	(1)	- (1)	(2)	(3)
Realized gain/(loss) on platinum distributed for the redemption of Shares	-				(719)	(80)	(799)
Change in unrealized gain / (loss) on investment in platinum	421		579		(2,333)	931	(402)
Total gain / (loss) on platinum	421		579		(3,052)	849	(1,204)

Change in net assets from operations	$415		$570		$(3,064)	$839	$(1,241)

Net increase / (decrease) in net assets per Share	$0.74		$0.76		$(2.71)	$0.81	$(1.43)

Weighted average number of Shares (‘000s)	559		747		1,131	1,041	868

(1)	Amounts do not round to $1

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2022, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2022. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2022.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 43 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by the Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 47 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker, LLP, for the fiscal years ended June 30, 2022 and 2021 respectively:

	June 30, 2022	June 30, 2021

Audit fees – Tait, Weller & Baker	$23,000	$23,000

	$23,000	$23,000

Audit Fees are fees paid by the Sponsor to Tait Weller & Baker LLP for professional services for the audit of the Trust’s financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

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

2. Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable, or the information has otherwise been included.

3. Exhibits

Exhibit No.	Description
4.1	Depositary Trust Agreement between GraniteShares LLC, as sponsor, and The Bank of New York Mellon, as trustee(2)
4.2	Form of Authorized Participant Agreement(1)
4.3	Certificate of Shares of the Trust (included as Exhibit A to the Depositary Trust Agreement)(2)
10.1	Allocated Platinum Account Agreement(2)
10.2	Unallocated Platinum Account Agreement(2)
10.3	Marketing Agent Services Agreement between GraniteShares LLC and ALPS Distributors, Inc. (3)
10.4.a	License Agreement between The Bank of New York Mellon and GraniteShares LLC(1)
10.4.b	Amendment to License Agreement between The Bank of New York Mellon and GraniteShares LLC(2)
31.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Accounting Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer and Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Accounting Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Document
101.LAB	Inline XBRL Taxonomy Extension Labels Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 12, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 12, 2022	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Platinum Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Platinum Trust (the “Trust”), including the schedule of investments, as of June 30, 2022 and 2021, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2022 and 2021, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As disclosed in the schedule of investments, as of June 30, 2022, the Trust’s market value of platinum holdings was $44,820,908 representing 100% of the Trust’s total assets. All of the platinum holdings, which were 49,417 ounces of platinum as of June 30, 2022, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of platinum holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of platinum held by the Custodian as of June 30, 2022.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s platinum holdings held by the Custodian as of June 30, 2022. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also obtained the results of the physical count and brand purity of the Trust’s platinum holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
August 12, 2022

GRANITESHARES PLATINUM TRUST

Statements of Assets and Liabilities

At June 30, 2022 and 2021

Amounts in 000’s of US$ except share and per share data	June 30, 2022	June 30, 2021
Assets
Investment in platinum, at fair value(1)	$44,821	$37,494
Total Assets	$44,821	$37,494
Liabilities
Fees payable to Sponsor	$20	$16
Total Liabilities	20	16
Net Assets	$44,801	$37,478
Shares issued and outstanding(2)	5,050,000	3,600,000
Net asset value per Share	$8.87	$10.41

(1)	Cost of investment in platinum: $51,381 and $37,168, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedules of Investments

At June 30, 2022 and 2021

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2022	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	49,416.657	$51,381	$44,821	100.04%
Total investment		$51,381	$44,821	100.04%
Liabilities in excess of other assets			$(20)	(0.04)%
Net assets			$44,801	100.00%

June 30, 2021	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	35,405.333	$37,168	$37,494	100.04%
Total investment		$37,168	$37,494	100.04%
Liabilities in excess of other assets			$(16)	(0.04)%
Net assets			$37,478	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Operations

For the years ended June 30, 2022, 2021 and 2020

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020

Expenses
Sponsor fees	$210	$130	$37
Total expenses	210	130	37
Net investment loss	(210)	(130)	(37)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(7)	11	(3)
Platinum distributed for the redemption of Shares	(520)	(23)	(799)
Net realized gain (loss)	(527)	(12)	(802)
Net change in unrealized appreciation (depreciation)	(6,886)	1,452	(402)
Net realized and unrealized gain (loss)	(7,413)	1,440	(1,204)
Net increase (decrease) in net assets resulting from operations	$(7,623)	$1,310	$(1,241)

Net increase (decrease) in net assets per share	$(1.78)	$0.54	$(1.43)
Weighted average number of shares (in 000’s)	4,282	2,433	868

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2022, 2021 and 2020

Amounts in 000’s of US$	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020
Net Assets – beginning of year	$37,478	$8,845	$3,655
Creation of 2,550,000, 2,650,000 and 1,100,000 shares respectively	25,625	28,667	9,813
Redemption of (1,100,000), (150,000) and (450,000) shares respectively	(10,679)	(1,344)	(3,382)
Net investment income (loss)	(210)	(130)	(37)
Net realized gain (loss) from platinum bullion sold to pay expenses	(7)	11	(3)
Net realized gain (loss) from platinum bullion distributed for redemptions	(520)	(23)	(799)
Net change in unrealized gain (loss) on investment in platinum bullion	(6,886)	1,452	(402)
Net Assets – end of year	$44,801	$37,478	$8,845

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the years ended June 30, 2022, 2021 and 2020

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2022	Year Ended June 30, 2021	Year Ended June 30, 2020

Net asset value per Share at beginning of year	$10.41	$8.04	$8.12
Net investment income (loss)(1)	(0.05)	(0.05)	(0.04)
Net realized and unrealized gain (loss) on investment in platinum	(1.49)	2.42	(0.04)
Net change in net assets from operations	(1.54)	2.37	(0.08)
Net asset value per Share at end of year	$8.87	$10.41	$8.04

Total return ratio, at net asset value	(14.79)%	29.48%	(0.99)%

Net assets ($000’s)	$44,801	$37,478	$8,845

Ratio to average net assets
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2022

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

The fees payable to the Sponsor were $19,453 as of June 30, 2022 and $16,393 of June 30, 2021. The Sponsor’s Fee was $209,660 for the year ended June 30, 2022, or 0.50% of the Trust’s assets on an annualized basis, $130,460 for the year ended June 30, 2021, or 0.50% of the Trust’s assets on an annualized basis, and $37,135 for the year ended June 30, 2020, or 0.50% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2022 and 2021.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2022 and June 30, 2021.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2022, the 2021, 2020 and2019 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	$37,494
Platinum contributed	24,986.798	25,625
Platinum distributed	(10,975.474)	(11,412)
Change in unrealized appreciation (depreciation)	-	(6,886)
Ending balance as of June 30, 2022	49,416.657	$44,821

Changes in ounces of platinum and their respective values for the year ended June 30, 2021.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2020	10,871.136	$8,849
Platinum contributed	26,121.071	28,668
Platinum distributed	(1,586.874)	(1,475)
Change in unrealized appreciation (depreciation)	-	1,452
Ending balance as of June 30, 2021	35,405.333	$37,494

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

