Form 10-Q
period 2022-09-30
GraniteShares Platinum Trust
filed 2022-11-04
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 04, 2022, the Registrant had 4,650,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2022

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except share and per share data	September 30, 2022	June 30, 2022
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$39,263	$44,821
Total Assets	$39,263	$44,821

Liabilities
Fees payable to Sponsor	$17	$20
Total Liabilities	17	20
Net Assets	$39,246	$44,801

Shares issued and outstanding(2)	4,650,000	5,050,000
Net asset value per Share	$8.44	$8.87

(1)	Cost of investment in platinum: $47,249 and $51,381, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2022 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	45,442.952	$47,249	$39,263	100.04%
Total investment		$47,249	$39,263	100.04%
Assets in excess of liabilities			$(17)	(0.04)%
Net assets			$39,246	100.00%

June 30, 2022	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	49,416.657	$51,381	$44,821	100.04%
Total investment		$51,381	$44,821	100.04%
Liabilities in excess of other assets			$(20)	(0.04)%
Net assets			$44,801	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three months ended September 30, 2022 and 2021

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)

Expenses
Sponsor fees	$54	$46
Total expenses	54	46
Net investment loss	(54)	(46)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(10)	-
Platinum bullion distributed for the redemption of Shares	(739)	-
Net realized gain (loss)	(749)	-
Net change in unrealized appreciation (depreciation)	(1,426)	(3,381)
Net realized and unrealized gain (loss)	(2,175)	(3,381)
Net increase (decrease) in net assets resulting from operations	$(2,229)	$(3,427)

Net increase (decrease) in net assets per share	$(0.45)	$(0.95)
Weighted average number of shares (in 000’s)	4,904	3,605

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three months ended September 30, 2022 and 2021

Amounts in 000’s of US$	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)

Net Assets – beginning of the period	$44,801	$37,478
Creations of 0 and 50,000 shares respectively	-	459
Redemptions of 400,000 and 0 shares respectively	(3,326)	-
Net investment loss	(54)	(46)
Net realized gain (loss) platinum bullion sold to pay expenses	(10)	- (1)
Net realized gain (loss) from platinum bullion distributed for redemptions	(739)	-
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(1,426)	(3,381)
Net Assets – end of period	$39,246	$34,510

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three months ended September 30, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)

Net asset value per Share at beginning of period	$8.87	$10.41
Net investment gain (loss)(1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in platinum bullion	(0.42)	(0.95)
Net change in net assets from operations	(0.43)	(0.96)
Net asset value per Share, at end of period	$8.44	9.45

Total return ratio, at net asset value(2)	(4.85)%	(9.22)%

Net assets ($000’s)	$39,246	$34,510

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of period ended September 30, 2022, the fees payable to the Sponsor were $16,569. As of the year ended June 30, 2022, the fees payable to the Sponsor were $19,453.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2022 and 2021.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2022 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2022, the 2022, 2021, 2020 and 2019 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the period ended September 30, 2022:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	49,416.657	44,821
Platinum contributed	-	-
Platinum distributed	(3,973.705)	(4,132)
Realized Gain (loss) on platinum transferred to pay expenses	-	-
Change in unrealized appreciation (depreciation)	-	(1,426)
Ending balance as of September 30, 2022	45,442.952	39,263

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2022:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	$37,494
Platinum contributed	24,986.798	25,625
Platinum distributed	(10,975.474)	(11,412)
Change in unrealized appreciation (depreciation)	-	(6,886)
Ending balance as of June 30, 2022	49,416.657	$44,821

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

Results of Operations

The Quarter Ended September 30, 2022

During the quarter the Trust’s net asset value decreased by 12.40% from $44,801,455 on June 30, 2022, to $39,246,142 on September 30, 2022. The decrease in the Trust’s net asset value was due to a decrease in the number of shares outstanding from 5,050,000 to 4,650,000 over this period. The net 400,000 shares decrease was a result of 8 redemption orders (50,000 shares per creation and redemption). There were no creation orders over the period. The Trust’s net asset value was also negatively impacted by the change in the price of platinum, which decreased 4.74% from $907.00 on June 30, 2022 to $864.0 on September 30, 2022.

The 4.85% decrease in the Trust’s net asset value per share from $8.87 at June 30, 2022 to $8.44 at September 30, 2022 is directly related to the 4.74% decrease in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $53,636 for the period, or 0.13% of the Trust’s average weighted assets of $42,558,156 during the period. The net asset value per share of $8.12 on July 14, 2022 was the highest during the period, compared with a low during the period of $9.45 on August 11, 2022.

Net decrease in net assets resulting from operations for the quarter ended September 30, 2022 was $2,229,511, resulting primarily from an unrealized loss on investment in platinum bullion of $1,426,566, increased by a loss of $749,309 on metal sold to cover redemption orders and Sponsor’s fees and by the Sponsor’s fees of $53,636. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2022: 8 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2022	1	50,000	0.0097809
August 2022	6	300,000	0.0097726
September 2022	1	50,000	0.0097686
Total	8	400,000	0.0097731

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 04, 2022	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 04, 2022	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

