Form 10-Q
period 2022-12-31
GraniteShares Platinum Trust
filed 2023-02-03
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2022

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

As of February 03, 2023, the Registrant had 4,750,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED December 31, 2022

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except share and per share data	December 31, 2022	June 30, 2022
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$48,337	$44,821
Total Assets	$48,337	$44,821

Liabilities
Fees payable to Sponsor	$19	$20
Total Liabilities	19	20
Net Assets	$48,318	$44,801

Shares issued and outstanding(2)	4,650,000	5,050,000
Net asset value per Share	$10.39	$8.87

(1)	Cost of investment in platinum: $47,147 and $51,381, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2022 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2022 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	45,387.232	$47,147	$48,337	100.04%
Total investment		$47,147	$48,337	100.04%
Liabilities in excess of other assets			$(19)	(0.04)%
Net Assets			$48,318	100.00%

June 30, 2022	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	49,416.657	$51,381	$44,821	100.04%
Total investment		$51,381	$44,821	100.04%
Liabilities in excess of other assets			$(20)	(0.04)%
Net Assets			$44,801	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and six months ended December 31, 2022 and 2021

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2022	Three Month Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021

Expenses
Sponsor fees	$54	$46	$108	$92
Total expenses	54	46	108	92
Net investment loss	(54)	(46)	(108)	(92)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(5)	(4)	(15)	(4)
Platinum bullion distributed for the redemption of Shares	(4)	-	(743)	-
Net realized gain (loss)	(9)	(4)	(758)	(4)
Net change in unrealized appreciation (depreciation)	9,176	(66)	7,750	(3,447)
Net realized and unrealized gain (loss)	9,167	(70)	6,992	(3,451)
Net increase (decrease) in net assets resulting from operations	$9,113	$(116)	$6,884	$(3,543)

Net increase (decrease) in net assets per share	$1.98	$(0.03)	$1.45	$(0.96)
Weighted average number of shares (in 000’s)	4,603	3,760	4,754	3,682

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and six months ended December 31, 2022 and 2021

Amounts in 000’s of US$	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021

Net Assets – beginning of period	$39,246	$34,150	$44,801	$37,478
Creations of 100,000, 250,000, 100,000 and 300,000 shares respectively	970	2,393	970	2,852
Redemptions of 100,000, 0, 500,000 and 0 shares respectively	(1,011)	-	(4,337)	-
Net investment loss	(54)	(46)	(108)	(92)
Net realized gain (loss) from platinum bullion sold to pay expenses	(5)	(4)	(15)	(4)
Net realized gain (loss) from platinum bullion distributed for redemptions	(4)	-	(743)	-
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	9,176	(66)	7,750	(3,447)
Net Assets – end of period	$48,318	$36,787	$48,318	36,787

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and six months ended December 31, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
Net asset value per Share at beginning of period	$8.44	$9.45	$8.87	$10.41
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	1.96	(0.01)	1.54	(0.96)
Net change in net assets from operations	1.95	(0.02)	1.52	(0.98)
Net asset value per Share at end of period	$10.39	$9.43	$10.39	$9.43

Total return ratio, at net asset value(2)	23.10%	(0.21)%	17.14%	(9.41)%

Net assets ($000’s)	$48,318	$36,787	$48,318	$36,787

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of December 31, 2022, the fees payable to the Sponsor were $19,040. As of June 30, 2022, the fees payable to the Sponsor were $19,453.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and six months ended December 31, 2022 and 2021.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2022 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2022, the 2022, 2021, 2020 and 2019 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the six months ended December 31, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	49,416.657	$44,821
Platinum contributed	975.712	970
Platinum distributed	(5,005.137)	(5,204)
Change in unrealized appreciation (depreciation)	-	7,750
Ending balance as of December 31, 2022	45,387.232	$48,337

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	$37,494
Platinum contributed	24,986.798	25,625
Platinum distributed	(10,975.474)	(11,412)
Change in unrealized appreciation (depreciation)	-	(6,886)
Ending balance as of June 30, 2022	49,416.657	$44,821

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

Results of Operations

The Quarter Ended December 31, 2022

The Trust’s net asset value grew from $39,246,142 on September 30, 2022 to $48,318,362 on December 31, 2022, a 23.1% increase. The growth in the Trust’s net asset value over this period was due to an increase in the platinum price which increased by 23.26% from $864.00 on September 30, 2022 to $1,065.00 on December 30, 2022. There was no net change in the number of shares outstanding.

The 23.10% increase in the Trust’s net asset value per share, from $8.44 on September 30, 2022 to $10.39 on December 30, 2022 is directly related to the 23.26% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $54,808 for the quarter, or 0.13% of the Trust’s average weighted net assets of $43,488,436 during the quarter. The net asset value per share of $10.39 on December 30, 2022 was the highest during the quarter, compared with a low during the quarter of $8.44 on October 02, 2022.

Net increase in net assets resulting from operations for the quarter ended December 31, 2022 was $9,112,352 resulting from an realized gains on investment in platinum bullion of $9,176,282, decreased by (i) a loss of $9,122 on metal sold to cover the redemption orders and the Sponsor’s fees and (ii) the Sponsor’s fees of $54,808. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2022

The Trust’s net asset value increased by 7.85% from $44,801,455 on June 30, 2022 to $48,318,362 on December 31, 2022. The increase in the Trust’s net asset value occurred was the result of a change in the price of platinum, which increased 17.42% from $907.00 on June 30, 2022 to $1,065.00 on December 31, 2022. The positive impact of platinum price on the Trust’s net asset value was reduced by a 7.9% reduction in the number of shares outstanding from 5,050,000 on June 30, 2022 to 4,650,000 on December 31,2022.

The 17.14% increase in the Trust’s net asset value per share, from $8.87 on June 30, 2022 to $10.39 on December 31, 2022 is directly related to the 17.42% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $108,444 for the period, or 0.25% of the Trust’s average weighted net assets of $43,023,296 during the period. The net asset value per share of $10.39 on December 30,2022 was the highest during the period, compared with a low during the period of $8.13 on July 14, 2022.

Net increase in net assets resulting from operations for the 6 months period ending December 31, 2022 was $6,882,842, resulting from an unrealized gain on investment in platinum bullion of $7,749,717, decreased by (i) a loss of $758,431 on metal sold to cover the redemption orders and the Sponsor’s fees, and (ii) the Sponsor’s fees of $108,444. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2022: 2 baskets were redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2022	-	-	-
November 2022	2	100,000	0.00976307
December 2022	-	-	-
Total	2	100,000	0.00976307

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 03, 2023	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 03, 2023	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

