Form 10-Q
period 2023-03-31
GraniteShares Platinum Trust
filed 2023-05-05
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 05, 2023, the Registrant had 3,950,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2023

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2023 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except share and per share data	March 31, 2023 (unaudited)	June 30, 2022

Assets
Investment in platinum, at fair value(1)	$44,949	$44,821
Total Assets	$44,949	$44,821

Liabilities
Fees payable to Sponsor	$19	$20
Total Liabilities	19	20
Net Assets	$44,930	$44,801

Shares issued and outstanding(2)	4,700,000	5,050,000
Net asset value per Share	$9.56	$8.87

(1)	Cost of investment in platinum: $47,550 and $51,381, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2023 (unaudited) and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2023 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	45,819.779	$47,550	$44,949	100.04%
Total investment		$47,550	$44,949	100.04%
Liabilities in excess of other assets			$(19)	(0.04)%
Net assets			$44,930	100.00%

June 30, 2022	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	49,416.657	$51,381	$44,821	100.04%
Total investment		$51,381	$44,821	100.04%
Liabilities in excess of other assets			$(20)	(0.04)%
Net assets			$44,801	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2023 and 2022

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

Expenses
Sponsor fees	$57	$56	$165	$148
Total expenses	57	56	165	148
Net investment loss	(57)	(56)	(165)	(148)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(2)	- (1)	(17)	(4)
Platinum bullion distributed for the redemption of Shares	(108)	(13)	(851)	(13)
Net realized gain (loss)	(110)	(13)	(868)	(17)
Net change in unrealized appreciation (depreciation)	(3,791)	(20)	3,959	(3,467)
Net realized and unrealized gain (loss)	(3,901)	(33)	3,091	(3,484)
Net increase (decrease) in net assets resulting from operations	$(3,958)	$(89)	$2,926	$(3,632)

Net increase (decrease) in net assets per share	$(0.84)	$(0.02)	$0.62	$(0.92)
Weighted average number of shares (in 000’s)	4,731	4,492	4,746	3,948

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2023 and 2022

Amounts in 000’s of US$	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022

Net Assets – beginning of the period	$48,318	$36,787	$44,801	$37,478
Creations of 200,000, 2,250,000, 300,000 and 2,550,000 shares respectively	1,979	22,773	2,949	25,625
Redemptions of 150,000, 500,000, 650,000 and 500,000 shares respectively	(1,409)	(5,079)	(5,746)	(5,079)
Net investment loss	(57)	(56)	(165)	(148)
Net realized gain (loss) from platinum bullion sold to pay expenses	(2)	- (1)	(17)	(4)
Net realized gain (loss) from platinum bullion distributed for redemptions	(108)	(13)	(851)	(13)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(3,791)	(20)	3,959	(3,467)
Net Assets – end of period	$44,930	$54,392	$44,930	$54,392

(1)	Amounts do not round to $1.

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
Net asset value per Share at beginning of period	$10.39	$9.43	$8.87	$10.41
Net investment loss (1)	(0.01)	(0.01)	(0.03)	(0.04)
Net realized and unrealized gain (loss) on investment in platinum	(0.82)	0.21	0.72	(0.74)
Net change in net assets from operations	(0.83)	0.20	0.69	(0.78)
Net asset value per Share at end of period	$9.56	$9.63	$9.56	$9.63

Total return, at net asset value(2)	(7.99)%	2.12%	7.78%	(7.49)%

Net assets ($000’s)	$44,930	$54,392	$44,930	$54,392

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

As of March 31, 2023, the fee payable to the Sponsor was $19,003. As of June 30, 2022, the fees payable to the Sponsor were $19,453.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2023 and 2022.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2023 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2023, the 2022, 2021, 2020 and 2019 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the nine months ended March 31, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	49,416.657	$44,821
Platinum contributed	2,925.934	2,948
Platinum distributed	(6,522.812)	(6,779)
Change in unrealized appreciation (depreciation)	-	3,959)
Ending balance as of March 31, 2023	45,819.779	$44,949

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	$37,494
Platinum contributed	24,986.798	25,625
Platinum distributed	(10,975.474)	(11,412)
Change in unrealized appreciation (depreciation)	-	(6,886)
Ending balance as of June 30, 2022	49,416.657	$44,821

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

Results of Operations

The Quarter Ended March 31, 2023

The Trust’s net asset value decreased from $48,318,362 on December 31, 2022 to $44,930,201 on March 31, 2023, a 7.0% decrease. The Trust’s net asset value decreased due to the negative change in the price of platinum, which moved from $1,065.00 on December 31, 2022 to $981.00 on March 31, 2023, or 7.9%. The change in platinum price was slightly reduced by a positive change in the number of shares outstanding from 4,650,000 to 4,700,000, or 1.1%. The 50,000 shares increase was the result of 4 creation orders and 3 redemption orders (50,000 shares per creation and redemption order).

The 8.0% decrease in the Trust’s net asset value per share, from $10.39 on December 31, 2022 to $9.56 on March 31, 2023 is directly related to the 7.9% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $56,536 for the quarter, or 0.12% of the Trust’s average weighted net assets of $45,875,634 during the quarter. The net asset value per share of $10.73 on January 12, 2023 was the highest during the quarter, compared with a low during the quarter of $8.89 on February 17, 2022.

The net decrease in net assets resulting from operations for the quarter ended March 31, 2023 was $3,956,823, resulting from an unrealized loss on investment in platinum bullion of $3,791,176, increased by a loss of $109,111 on metal sold to cover the redemption orders and the Sponsor’s fees and increased by the Sponsor’s fees of $56,536. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2023

The Trust’s net asset value remained stable from $44,801,455 on June 30, 2022 to $44,930,201 on March 31, 2023, a 0.3% increase. The Trust’s number of shares outstanding decreased from 5,050,000 to 4,700,000 over this period, or 6.9%. The 350,000 shares decrease was the net result of 6 creations orders and 13 redemption orders (50,000 shares per creation and redemption order). The negative impact in number of shares outstanding was reduced by the price of platinum, which increased 8.2% from $907.00 on June 30, 2022 to $981.00 on March 31, 2023.

The 7.8% increase in the Trust’s net asset value per share, from $8.87 on June 30, 2022, to $9.56 on March 31, 2023 is directly related to the 8.2% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $164,981 for the period, or 0.375% of the Trust’s average weighted net assets of $43,960,196 during the period. The net asset value per share of $10.73 on January 12, 2022 was the highest during the period, compared with a low during the period of $8.12 on July 15, 2022.

Net increase in net assets resulting from operations for the 9 months period ending March 31, 2023 was $2,926,019, resulting from an unrealized gain on investment in platinum bullion of $3,958,542, decreased by a loss of $867,542 on metal sold to cover the redemption orders and the Sponsor’s fees, and increased by the Sponsor’s fees of $164,981 Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2023:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2023	-
February 2023	-
March 2023	3	150,000	0.00974672
Total	3	150,000	0.00974672

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 05, 2023	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 05, 2023	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

