Form 10-K
period 2023-06-30
GraniteShares Platinum Trust
filed 2023-08-14
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38349

GRANITESHARES PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	82-6644954
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o GRANITESHARES LLC
222 Broadway – 21st floor New York, NY	10038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646) 876 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
GraniteShares Platinum Shares	NYSE Arca

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2023 as reported by the NYSE Arca, Inc. on that date: $35,360,000.

As of August 14, 2023, GraniteShares Platinum Trust has 4,400,000 GraniteShares Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value decreased from $44,801,455, at June 30, 2022 to $34,919,057, at June 30, 2023, the Trust’s fiscal year end. The Outstanding Shares in the Trust decreased from 5,050,000 Shares on June 30, 2022 to 4,000,000 Shares on June 30, 2023.

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

World Platinum Supply and Demand 2018–2022

The following table sets forth a summary of the world platinum supply and demand for the last five years and is based on information reported by the PGM 2023 Market Report prepared by Johnson Matthey.

(000 ounces)	2018	2019	2020	2021	2022
Supply
Mine Production
South Africa	4,467	4,344	3,243	4,609	3,965
Russia	687	721	699	638	600
North America	370	367	334	279	266
Others	626	605	687	687	699
Total Mine Production	6,150	6,037	4,963	6,213	5,530
Autocatalyst Recycling	1,332	1,389	1,154	1,234	1,153
Jewelry and Electrical Recycling	737	703	544	411	315
Total Supply	8,219	8,129	6,661	7,858	6,998
Demand
Autocatalysts	2,815	2,589	2,024	2,405	2,762
Jewelry	2,258	2,073	1,657	1,468	1,344
Chemical	654	665	615	677	699
Electronics	228	215	226	259	235
Glass	501	468	507	908	594
Investment	67	1,131	1,022	(28)	(565)
Medical and biomedical	241	254	218	224	235
Other	1,104	994	879	865	954
Total Demand	7,868	8,389	7,148	6,778	6,258
Movement in Stocks	351	(260)	(487)	1,080	740

Source: Johnson Matthey, PGM Market Report 2022, published May 2023

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

The Sponsor’s Fee for the year ended June 30, 2023 was $216,715.

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

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on January 6, 2017. The Sponsor’s office is located at 222 Broadway, 22nd Floor, New York, New York 10038. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, GraniteShares, Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 2 Hanson Place, 9th Floor, Brooklyn, New York 11217. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2023.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2023:

Fiscal Year Ended June 30, 2023: Quarter Ended

	High	Low
September 2022	$9.42	$8.10
December 2022	$10.50	$8.66
March 2023	$10.68	$8.89
June 2023	$10.97	$8.75

The number of outstanding Shares of the Trust as of August 14, 2023 was 4,400,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2022	$8.78	$8.26
August 2022	$9.42	$8.28
September 2022	$9.02	$8.10
October 2022	$9.39	$8.66
November 2022	$10.15	$9.02
December 2022	$10.50	$9.57
January 2023	$10.68	$9.88
February 2023	$9.99	$8.89
March 2023	$9.79	$9.12
April 2023	$10.97	$9.71
May 2023	$10.90	$9.73
June 2023	$10.08	$8.75

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2023:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
July 2022	50,000	0.009781
August 2022	300,000	0.009773
September 2022	50,000	0.009769
October 2022	-	-
November 2022	100,000	0.009763
December 2022	-	-
January 2023	-	-
February 2023	-	-
March 2023	150,000	0.009747
April 2023	750,000	0.009742
May 2023	-	-
June 2023	-	-
Total	1,400,000	0.009753

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2023	June 30, 2022
(Amounts in 000’s of US$, except per Share data)
Total assets	$34,934	$44,821
Total gain / (loss) on platinum	$886	$(7,413)
Change in net assets from operations	$669	$(7,623)
Weighted average number of Shares (in 000’s)	4,595	4,282
Net increase / (decrease) in net assets per Share	$0.15	$(1.78)

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

NAV per Share vs. 1/100th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2023(1)

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

	June 30, 2023	June 30, 2022
(Amounts in 000’s of US$)
Investment in platinum - cost	$40,355	$51,381
Unrealized gain / (loss) on investment in platinum	(5,421)	(6,560)
Investment in platinum - fair value	$34,934	$44,821

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 2, 2023.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2023 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	June 30, 2023	June 30, 2022
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$886	$(7,413)
Change in net assets from operations	$669	$(7,623)
Net increase (decrease) in net assets per share	$0.15	$(1.78)

Fiscal year ended June 30, 2023

The Trust’s NAV decreased from $44,801,455 on June 30, 2022 to $34,919,057 on June 30, 2023, a 22.1% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares from 5,050,000 Shares on June 30, 2022 to 4,000,000 Shares on June 30, 2023, a result of 350,000 Shares (7 Baskets) being created and 1,400,000 Shares (28 Baskets) being redeemed during that period

The NAV per Share decreased 1.6% from $8.87 on June 30, 2022 to $8.73 on June 30, 2023. The price per ounce of platinum decreased 1.1% from $907 on June 30, 2022 to $897 on June 30, 2023. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $216,715 for the year, or 0.50% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2022

The Trust’s NAV increased from $37,477,854 on June 30, 2021 to $44,801,455 on June 30, 2022, a 19.5% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 3,600,000 Shares on June 30, 2021 to 5,050,000 Shares on June 30, 2022, a result of 2,550,000 Shares (51 Baskets) being created and 1,100,000 Shares (22 Baskets) being redeemed during that period

The NAV per Share decreased 14.8% from $10.41 on June 30, 2021 to $8.87 on June 30, 2022. The price per ounce of platinum decreased 14.4% from $1,059 on June 30, 2021 to $907 on June 30, 2022. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $209,660 for the year, or 0.50% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2021

The Trust’s NAV increased from $8,845,503 on June 30, 2020 to $37,477,854 on June 30, 2021, a 324% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 1,100,000 Shares on June 30, 2020 to 3,600,000 Shares on June 30, 2021, a result of 2,650,000 Shares (53 Baskets) being created and 150,000 Shares (3 Baskets) being redeemed during that period

The NAV per Share increased 29.5% from $8.04 on June 30, 2020 to $10.41 on June 30, 2021. The price per ounce of platinum increased 30.1% from $814 on June 30, 2020 to $1,059 on June 30, 2021. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $130,460 for the year, or 0.50% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	June 30, 2023
EXPENSES
Sponsor’s Fee	$54	$54	$57	$52	$217
Total expenses	54	54	57	52	217
Net investment loss	(54)	(54)	(57)	(52)	(217)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(10)	(5)	(2)	- (1)	(17)
Realized gain/(loss) on platinum distributed for the redemption of Shares	(739)	(4)	(108)	615	(236)
Change in unrealized gain / (loss) on investment in platinum	(1,426)	9,176	(3,791)	(2,820)	1,139
Total gain / (loss) on platinum	(2,175)	9,167	(3,901)	(2,205)	886

Change in net assets from operations	$(2,229)	$9,113	$(3,958)	$(2,257)	$669

Net increase / (decrease) in net assets per Share	$(0.45)	$1.98	$(0.84)	$(0.54)	$0.15

Weighted average number of Shares (000’s)	4,904	4,603	4,731	4,138	4,595

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	June 30, 2022
EXPENSES
Sponsor’s Fee	$46	$46	$56	$62	$210
Total expenses	46	46	56	62	210
Net investment loss	(46)	(46)	(56)	(62)	(210)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses		(4)	- (1)	(3)	(7)
Realized gain/(loss) on platinum distributed for the redemption of Shares			(13)	(507)	(520)
Change in unrealized gain / (loss) on investment in platinum	(3,381)	(66)	(20)	(3,419)	(6,886)
Total gain / (loss) on platinum	(3,381)	(70)	(33)	(3,929)	(7,413)

Change in net assets from operations	$(3,427)	$(116)	$(89)	$(3,991)	$(7,623)

Net increase / (decrease) in net assets per Share	$(0.95)	$(0.03)	$(0.02)	$(0.76)	$(1.78)

Weighted average number of Shares (000’s)	3,605	3,760	4,492	5,286	4,282

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2021

	Three months ended					Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2020	December 31, 2020	March 31, 2021		June 30, 2021	June 30, 2021
EXPENSES
Sponsor’s Fee	$16	$21	$41		$52	$130
Total expenses	16	21	41		52	130
Net investment loss	(16)	(21)	(41)		(52)	(130)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	-	- (1)	4		7	11
Realized gain/(loss) on platinum distributed for the redemption of Shares	-	(23)	-	(1)	- (1)	(23)
Change in unrealized gain / (loss) on investment in platinum	441	3,356	2,015		(4,360)	1,452
Total gain / (loss) on platinum	441	3,333	2,019		(4,353)	1,440

Change in net assets from operations	$425	$3,312	$1,978		$(4,405)	$1,310

Net increase / (decrease) in net assets per Share	$0.29	$1.87	$0.67		$(1.22)	$0.54

Weighted average number of Shares (000’s)	1,449	1,765	2,940		3,600	2,443

(1)	Amounts do not round to $1

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2023, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2023. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2023.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Trust does not have any directors, officers or employees. The creation and operation of the Trust has been arranged by the Sponsor. The Sponsor is not governed by a board of directors. The principals and executive officers of the Sponsor are as follows:

William Rhind has been the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) of the Sponsor since its inception on January 6, 2017. Prior to forming the Sponsor and becoming its CEO and CFO, Mr. Rhind was the CEO of World Gold Trust Services, LLC (“WGTS”) from September 2014 to February 2016. WGTS is the sponsor of SPDR® Gold Trust, the largest gold fund in the world, and is a wholly-owned subsidiary of the World Gold Council, a market development organization for the gold industry. Mr. Rhind also served as the Managing Director, Institutional Investment, of the World Gold Council from September 2013 to February 2016. From March 2007 to September 2013, Mr. Rhind was employed by ETF Securities Ltd (“ETF Securities”), an independent exchange-traded product provider, in a number of leadership roles, including as Managing Director from June 2009 to September 2013. In that role, Mr. Rhind managed the company’s U.S. exchange traded fund business. Prior to joining ETF Securities, Mr. Rhind was a Principal for the iShares unit of Barclays Global Investors. He began his career as an investment banking analyst at Nomura International in London. Mr. Rhind earned a Bachelor of Arts in Modern Languages (French & Russian) and European Studies from the University of Bath in England. Mr. Rhind is 44 years old.

Benoit Autier has been the Chief Accounting Officer (“CAO”) and Head of Products of the Sponsor since its inception on January 6, 2017. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 48 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker, LLP, for the fiscal years ended June 30, 2023 and 2022 respectively:

	June 30, 2023	June 30, 2022

Audit fees – Tait, Weller & Baker	$23,000	$23,000

	$23,000	$23,000

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August [12], 2023	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August [12], 2023	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Platinum Trust

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of GraniteShares Platinum Trust (the “Trust”), including the schedule of investments, as of June 30, 2023 and 2022, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2023 and 2022, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As disclosed in the schedule of investments, as of June 30, 2023, the Trust’s market value of platinum holdings was $34,934,498 representing 100% of the Trust’s total assets. All of the platinum holdings, which were 38,946 ounces of platinum as of June 30, 2023, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of platinum holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of platinum held by the Custodian as of June 30, 2023.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s platinum holdings held by the Custodian as of June 30, 2023. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also obtained the results of the physical count and brand purity of the Trust’s platinum holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
August 14, 2023

GRANITESHARES PLATINUM TRUST

Statements of Assets and Liabilities

At June 30, 2023 and June 30, 2022

Amounts in 000’s of US$ except share and per share data	June 30, 2023	June 30, 2022
Assets
Investment in platinum, at fair value(1)	$34,934	$44,821
Total Assets	$34,934	$44,821
Liabilities
Fees payable to Sponsor	$15	$20
Total Liabilities	15	20
Net Assets	$34,919	$44,801
Shares issued and outstanding(2)	4,000,000	5,050,000
Net asset value per Share	$8.73	$8.87

(1)	Cost of investment in platinum: $40,355 and $51,381, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedules of Investments

At June 30, 2023 and June 30, 2022

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2023	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	38,945.929	$40,355	$34,934	100.04%
Total investment		$40,355	$34,934	100.04%
Liabilities in excess of other assets			$(15)	(0.04)%
Net assets			$34,919	100.00%

June 30, 2022	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	49,416.657	$51,381	$44,821	100.04%
Total investment		$51,381	$44,821	100.04%
Liabilities in excess of other assets			$(20)	(0.04)%
Net assets			$44,801	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Operations

For the years ended June 30, 2023, 2022 and 2021

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended June 30, 2021

Expenses
Sponsor fees	$217	$210	$130
Total expenses	217	210	130
Net investment loss	(217)	(210)	(130)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(17)	(7)	11
Platinum bullion distributed for the redemption of Shares	(236)	(520)	(23)
Net realized gain (loss)	(253)	(527)	(12)
Net change in unrealized appreciation (depreciation)	1,139	(6,886)	1,452
Net realized and unrealized gain (loss)	886	(7,413)	1,440
Net increase (decrease) in net assets resulting from operations	$669	$(7,623)	$1,310

Net increase (decrease) in net assets per share	$0.15	$(1.78)	$0.54
Weighted average number of shares (in 000’s)	4,595	4,282	2,433

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2023, 2022 and 2021

Amounts in 000’s of US$	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended June 30, 2021
Net Assets – beginning of year	$44,801	$37,478	$8,845
Creation of 350,000, 2,550,000 and 2,650,000 shares respectively	3,392	25,625	28,667
Redemption of (1,400,000), (1,100,000) and (150,000) shares respectively	(13,943)	(10,679)	(1,344)
Net investment income (loss)	(217)	(210)	(130)
Net realized gain (loss) from platinum bullion sold to pay expenses	(17)	(7)	11
Net realized gain (loss) from platinum bullion distributed for redemptions	(236)	(520)	(23)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	1,139	(6,886)	1,452
Net Assets – end of year	$34,919	$44,801	$37,478

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the years ended June 30, 2023, 2022 and 2021

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2023	Year Ended June 30, 2022	Year Ended June 30, 2021

Net asset value per Share at beginning of year	$8.87	$10.41	$8.04
Net investment income (loss)(1)	(0.05)	(0.05)	(0.05)
Net realized and unrealized gain (loss) on investment in platinum	(0.09)	(1.49)	2.42
Net change in net assets from operations	(0.14)	(1.54)	2.37
Net asset value per Share at end of year	$8.73	$8.87	$10.41

Total return ratio, at net asset value	(1.58)%	(14.79)%	29.48%

Total return ratio, at market price	0.68%	(16.90)%	28.95%

Net assets ($000’s)	$34,919	$44,801	$37,478

Ratio to average net assets
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2023

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

2. Basis of Accounting and Significant Accounting Policies

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended, and is not required to register under such act.

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

2.1 Custody and Fair Valuation of Platinum

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.82% and 99.80% of platinum is in the form of good delivery platinum bars as of June 30, 2023 and 2022, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$) June 30, 2023	Level 1	Level 2	Level 3
Investment in Platinum	$34,934	$—	$—
Total	$34,934	$—	$—

(Amounts in 000’s of US$) June 30, 2022	Level 1	Level 2	Level 3
Investment in Platinum	$44,821	$—	$—
Total	$44,821	$—	$—

There were no transfers between Level 1 and other Levels for the years ended June 30, 2023 and 2022.

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

The fees payable to the Sponsor were $15,441 as of June 30, 2023 and $19,453 of June 30, 2022. The Sponsor’s Fee was $216,715 for the year ended June 30, 2023, or 0.50% of the Trust’s assets on an annualized basis, $209,660 for the year ended June 30, 2022, or 0.50% of the Trust’s assets on an annualized basis, and $130,460 for the year ended June 30, 2021, or 0.50% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during years ended June 30, 2023, 2022 and 2021.

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

2.4 Creations and Redemptions of Shares

The Trust issues and redeems in one or more blocks of 50,000 Shares (a block of 50,000 Shares is called a “Basket”) only to Authorized Participants on an ongoing basis. The creation and redemption of Baskets will only be made in exchange for the delivery to the Trust or the distribution by the Trust of the amount of platinum represented by the Baskets being created or redeemed, the amount of which will be based on the combined ounces represented by the number of shares included in the Baskets being created or redeemed determined on the day the order to create or redeem Baskets is properly received.

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

2.5 Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2023 and June 30, 2022.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2023, the 2023, 2022, 2021 and 2020 tax years remain open for examination.

2.6 Emerging Growth Company qualification

The Trust is an “emerging growth company” as defined in the JOBS Act, and as such, is permitted to meet reduced public company reporting requirements.

3. Investment in platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	49,416.657	$44,821
Platinum contributed	3,412.559	3,392
Platinum distributed	(13,883.287)	(14,418)
Change in unrealized appreciation (depreciation)	-	1,139
Ending balance as of June 30, 2023	38,945.929	$34,934

Changes in ounces of platinum and their respective values for the year ended June 30, 2022.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2021	35,405.333	$37,494
Platinum contributed	24,986.798	25,625
Platinum distributed	(10,975.474)	(11,412)
Change in unrealized appreciation (depreciation)	-	(6,886)
Ending balance as of June 30, 2022	49,416.657	$44,821

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

