Form 10-Q
period 2023-12-31
GraniteShares Platinum Trust
filed 2024-02-02
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2023

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

As of February 02, 2024, the Registrant had 4,100,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2023

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2023 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except share and per share data	December 31, 2023	June 30, 2023
	(unaudited)
Assets
Investment in platinum, at fair value (1)	$39,568	$34,934
Total Assets	$39,568	$34,934

Liabilities
Fees payable to Sponsor	$16	$15
Total Liabilities	16	15
Net Assets	$39,552	$34,919

Shares issued and outstanding (2)	4,050,000	4,000,000
Net asset value per Share	$9.77	$8.73

(1)	Cost of investment in platinum: $40,149 and $40,355, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2023 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2023 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	39,332.030	$40,149	$39,568	100.04%
Total investment		$40,149	$39,568	100.04%
Assets in excess of liabilities			$(16)	(0.04)%
Net Assets			$39,552	100.00%

June 30, 2023	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	38,945.929	$40,355	$39,934	100.04%
Total investment		$40,355	$39,934	100.04%
Liabilities in excess of other assets			$(15)	(0.04)%
Net Assets			$34,919	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and six months ended December 31, 2023 and 2022

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2023	Three Month Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

Expenses
Sponsor fees	$45	$54	$92	$108
Total expenses	45	54	92	108
Net investment loss	(45)	(54)	(92)	(108)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(6)	(5)	(12)	(15)
Platinum bullion distributed for the redemption of Shares	(44)	(4)	(212)	(743)
Net realized gain (loss)	(50)	(9)	(224)	(758)
Net change in unrealized appreciation (depreciation)	3,353	9,176	4,840	7,750
Net realized and unrealized gain (loss)	3,303	9,167	4,616	6,992
Net increase (decrease) in net assets resulting from operations	$3,258	$9,113	$4,524	$6,884

Net increase (decrease) in net assets per share	$0.80	$1.98	$1.11	$1.45
Weighted average number of shares (in 000’s)	4,059	4,603	4,089	4,754

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2023 and 2022

Amounts in 000’s of US$	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022

Net Assets – beginning of period	$36,334	$39,246	$34,919	$44,801
Creations of 50,000, 100,000, 500,000 and 100,000 shares respectively	413	970	4,372	970
Redemptions of 50,000, 100,000, 450,000 and 500,000 shares respectively	(453)	(1,011)	(4,263)	(4,337)
Net investment loss	(45)	(54)	(92)	(108)
Net realized gain (loss) from platinum bullion sold to pay expenses	(6)	(5)	(12)	(15)
Net realized gain (loss) from platinum bullion distributed for redemptions	(44)	(4)	(212)	(743)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	3,353	9,176	4,840	7,750
Net Assets – end of period	$39,552	$48,318	$39,552	$48,318

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2023 and 2022

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
Net asset value per Share at beginning of period	$8.97	$8.44	$8.73	$8.87
Net investment gain (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	0.81	1.96	1.06	1.54
Net change in net assets from operations	0.80	1.95	1.04	1.52
Net asset value per Share at end of period	$9.77	$10.39	$9.77	$10.39

Market value per Share at end of period	$9.65	$10.50	$9.65	$10.50

Total return ratio, at net asset value(2)	8.92%	23.10%	11.91%	17.14%
Total return ratio, at market price	9.47%	24.37%	9.16%	19.59%

Net assets ($000’s)	$39,552	$48,318	$39,552	$48,318

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.84% and 99.94% of platinum is in the form of good delivery platinum bars as of December 31, 2023 and 2022, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2023	Level 1	Level 2	Level 3
Investment in Platinum	$39,568	$–	$–
Total	$39,568	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Platinum	$34,934	$–	$–
Total	$34,934	$–	$–

There were no transfers between Level 1 and other Levels for the period ended December 31, 2023 and year ended June 30, 2023.

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

As of period ended of December 31, 2023, the fees payable to the Sponsor were $15,759. As of the year ended June 30, 2023, the fees payable to the Sponsor were $15,441.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the six months and 3 months ended December 31, 2023 and 2022.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2023 and June 30, 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2023, the 2023, 2022 and 2021 tax years remain open for examination.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended December 31, 2023:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	38,945.929	34,934
Platinum contributed	4,862.823	4,373
Platinum distributed	(4,476.722)	(4,579)
Change in unrealized appreciation (depreciation)	-	4,840
Ending balance as of December 31, 2023	39,332.030	39,568

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2023:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	49,416.657	44,821
Platinum contributed	3,412.559	3,392
Platinum distributed	(13,883.287)	(14,418)
Change in unrealized appreciation (depreciation)	-	1,139
Ending balance as of June 30, 2023	38,945.929	34,934

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

Results of Operations

The Quarter Ended December 31, 2023

During the quarter the Trust’s net asset value increased by 8.86% from $36,334,386 on September 30, 2023, to $39,552,262 on December 31, 2023. The change in the Trust’s net asset value was due to the change in the price of platinum, which increased 8.99% from $923.00 on September 30, 2023, to $1,006.00 on December 31, 2023. There were no changes in the Trust’s number of shares outstanding over this period.

The 8.92% increase in the Trust’s net asset value per share from $8.97 at September 30, 2023 to $9.77 at December 31, 2023 is directly related to the 8.99% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $45,290 for the period, or 0.13% of the Trust’s average weighted net assets of $36,040,977 during the period. The net asset value per share of $9.77 on December 29, 2023 was the highest during the period, compared with a low during the period of $8.26 on November 13, 2023.

Net increase in net assets resulting from operations for the quarter ended December 31, 2023 was $3,257,615, resulting primarily from an unrealized gain on investment in platinum bullion of $3,352,432, reduced by a loss of $49,527 on metal sold to cover redemption orders and Sponsor’s fees and by the Sponsor’s fees of $45,290. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2023

The Trust’s net asset value increased by 13.27% from $34,919,057 on June 30, 2023, to $39,552,262 on December 31, 2023. The increase in the Trust’s net asset value was mainly due to the change in the price of platinum, which increased 12.15% from $897.00 on June 30, 2023 to $1,006.00 on December 31, 2023. The increase in the Trust’s net asset value was also partly due to an increase in the number of shares outstanding from 4,000,000 to 4,050,000 over this period. The net 50,000 shares increase was a result of 10 creation orders and 9 redemption orders (50,000 shares per creation and redemption).

The 11.91% increase in the Trust’s net asset value per share from $8.73 at June 30, 2023 to $9.77 at December 31, 2023 is directly related to the 12.15% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $92,159 for the period, or 0.25% of the Trust’s average weighted net assets of $36,664,671 during the period. The net asset value per share of $9.77 on December 29, 2023 was the highest during the period, compared with a low during the period of $8.25 on November 13, 2023.

Net increase in net assets resulting from operations for the six-month period ended December 31, 2023 was $4,523,617, resulting primarily from an unrealized gain on investment in platinum bullion of $4,839,362, reduced by a loss of $223,586 on metal sold to cover redemption orders and Sponsor’s fees and by the Sponsor’s fees of $92,159. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Page 13 “Risk Factors” in our prospectus dated February 23, 2023, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-276531, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2023: 1 basket was redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2023	-	-	-
November 2023	1	50,000	0.0097118
December 2023	-	-	-
Total	1	50,000	0.0097118

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 02, 2024	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 02, 2024	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

