Form 10-Q
period 2024-03-31
GraniteShares Platinum Trust
filed 2024-05-08
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 08, 2024, the Registrant had 4,200,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2024

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2024 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except share and per share data	March 31, 2024	June 30, 2023
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$36,509	$34,934
Total Assets	$36,509	$34,934

Liabilities
Fees payable to Sponsor	15	15
Total Liabilities	15	15
Net Assets	$36,494	$34,919

Shares issued and outstanding(2)	4,150,000	4,000,000
Net asset value per Share	$8.79	$8.73

(1)	Cost of investment in platinum: $40,965 and $40,355, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2024 (unaudited) and June 30, 2023

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2024 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	40,253.010	$40,965	$36,509	100.04%
Total investment		$40,965	$36,509	100.04%
Liabilities in excess of other assets			$(15)	(0.04)%
Net Assets			$36,494	100.00%

June 30, 2023	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	38,945.929	$40,355	$34,934	100.04%
Total investment		$40,355	$34,934	100.04%
Liabilities in excess of other assets			$(15)	(0.04)%
Net Assets			$34,919	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2024 and 2023

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023

Expenses
Sponsor fees	$45	$57	$137	$165
Total expenses	45	57	137	165
Net investment loss	(45)	(57)	(137)	(165)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(5)	(2)	(17)	(17)
Platinum bullion distributed for the redemption of Shares	-	(108)	(212)	(851)
Net realized gain (loss)	(5)	(110)	(229)	(868)
Net change in unrealized appreciation (depreciation)	(3,875)	(3,791)	965	3,959
Net realized and unrealized gain (loss)	(3,880)	(3,901)	736	3,091
Net increase (decrease) in net assets resulting from operations	$(3,925)	$(3,958)	$599	$2,926

Net increase (decrease) in net assets per share	$(0.96)	$(0.84)	$0.15	$0.62
Weighted average number of shares (in 000’s)	4,108	4,731	4,096	4,746

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2024 and 2023

Amounts in 000’s of US$	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023

Net Assets – beginning of the period	$39,552	$48,318	$34,919	$44,801
Creations of 100,000, 200,000, 600,000, and 300,000 shares respectively	867	1,979	5,239	2,949
Redemptions of 0, 150,000, 450,000 and 650,000 shares respectively	-	(1,409)	(4,263)	(5,746)
Net investment loss	(45)	(57)	(137)	(165)
Net realized gain (loss) from platinum bullion sold to pay expenses	(5)	(2)	(17)	(17)
Net realized gain (loss) from platinum bullion distributed for redemptions	-	(108)	(212)	(851)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(3,875)	(3,791)	965	3,959
Net Assets – end of period	$36,494	$44,930	$36,494	$44,930

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2024 and 2023

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Nine Months Ended March 31, 2024	Nine Months Ended March 31, 2023
Net asset value per Share at beginning of period	$9.77	$10.39	$8.73	$8.87
Net investment loss (1)	(0.01)	(0.01)	(0.03)	(0.03)
Net realized and unrealized gain (loss) on investment in platinum	(0.97)	(0.82)	0.09	0.72
Net change in net assets from operations	(0.98)	(0.83)	0.06	0.69
Net asset value per Share at end of period	$8.79	$9.56	$8.79	$9.56

Market Value per Share at end of period	$8.84	$9.69	$8.84	$9.69

Total return ratio, at net asset value(2)	(10.03)%	(7.99)%	0.69%	7.78%
Total return ratio, at market price	(8.39)%	(7.71)%	-%	10.36%
Net assets ($000’s)	$36,494	$44,930	$36,494	$44,930

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.82% and 99.78% of platinum is in the form of good delivery platinum bars as of March 31, 2024 and 2023, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
March 31, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$36,509	$–	$–
Total	$36,509	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Platinum	$34,934	$–	$–
Total	$34,934	$–	$–

There were no transfers between Level 1 and other Levels for the period ended March 31, 2024 and year ended June 30, 2023.

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

As of period ended of March 31, 2024, the fees payable to the Sponsor were $15,458. As of the year ended June 30, 2023, the fees payable to the Sponsor were $15,441.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2024, and 2023.

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

2.3. Platinum. Receivable and Payable

Platinum receivable or payable represents the quantity of platinum covered by contractually binding orders for the creation or redemption of Shares respectively, where the platinum has not yet been transferred to or from the Trust’s account. Generally, ownership of the platinum is transferred within two business days of the trade date.

2.4. Creations and Redemptions of Shares

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

2.5. Income Taxes

The Trust is classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s proceeds, income, gains, losses and deductions to the Internal Revenue Service on that basis.

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2024 and June 30, 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2024, the 2023, 2022 and 2021 tax years remain open for examination.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended March 31, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	38,945.929	$34,934
Platinum contributed	5,833.065	5,239
Platinum distributed	(4,525.984)	(4,629)
Change in unrealized appreciation (depreciation)	-	965
Ending balance as of March 31, 2024	40,253.010	36,509

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	49,416.657	$44,821
Platinum contributed	3,412.559	3,392
Platinum distributed	(13,833.287)	(14,418)
Change in unrealized appreciation (depreciation)	-	1,139
Ending balance as of June 30, 2023	38,945.929	34,934

4. Related parties – Sponsor and Trustee

A fee is paid to the Sponsor as compensation for services performed under the Trust Agreement. In exchange for the Sponsor’s fee, the Sponsor has agreed to assume the following administrative and marketing expenses incurred by the Trust: the Trustee’s fee and out-of-pocket expenses, the custodian’s fee and reimbursement of the custodian expenses, NYSE Arca listing fees, SEC registration fees, printing and mailing costs, audit fees and expenses, and up to $500,000 per annum in legal fees and expenses. The Sponsor’s fee is payable at an annualized rate of 0.50% of the Trust’s Net Asset Value, accrued on a daily basis computed on the prior Business Day’s Net Asset Value and paid monthly in arrears.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2024 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value decreased from $39,552,262 on December 31, 2023 to $36,494,022 on March 31, 2024, a 7.73% decrease. The Trust’s net asset value decreased was due to the negative change in the price of platinum, which moved from $1,006.00 on December 31, 2023 to $907.00 on March 31, 2024, or 9.84%. The impact of the change in platinum price was slightly reduced by a positive change in the number of shares outstanding from 4,050,000 to 4,150,000, or 2.47%. The 100,000 shares increase was the result of 2 creation orders (50,000 shares per creation order). There were no redemption orders during the period.

The 10.03% decrease in the Trust’s net asset value per share, from $9.77 on December 31, 2023 to $8.79 on March 31, 2024 is directly related to the 9.84% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $45,152 for the quarter, or 0.13% of the Trust’s average weighted net assets of $ 36,334,436 during the quarter. The net asset value per share of $9.59 on January 2, 2024 was the highest during the quarter, compared with a low during the quarter of $8.45 on March 1, 2024.

The net decrease in net assets resulting from operations for the quarter ended March 31, 2024 was $3,925,152, resulting from an unrealized loss on investment in platinum bullion of $3,875,243, increased by a loss of $4,757 on metal sold to cover the redemption orders and the Sponsor’s fees and increased by the Sponsor’s fees of $45,152. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2024

The Trust’s net asset value remained stable from $34,919,057 on June 30, 2023 to $36,494,022 on March 31, 2024, a 4.51% increase. The Trust’s number of shares outstanding increased from 4,000,000 to 4,150,000 over this period, or 3.75%. The 150,000 shares increase was the net result of 12 creations orders and 9 redemption orders (50,000 shares per creation and redemption order). The positive impact in number of shares outstanding was increased by the price of platinum, which increased 1.11% from $897.00 on June 30, 2023 to $907.00 on March 31, 2024.

The 0.69% increase in the Trust’s net asset value per share, from $8.73 on June 30, 2023, to $8.79 on March 31, 2024 is directly related to the 1.11% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $137,311 for the period, or 0.376% of the Trust’s average weighted net assets of $36,555,394 during the period. The net asset value per share of $9.77 on December 29, 2023 was the highest during the period, compared with a low during the period of $8.26 on November 13, 2023.

Net increase in net assets resulting from operations for the 9 months period ending March 31, 2024 was $598,465, resulting from an unrealized gain on investment in platinum bullion of $964,119, decreased by a loss of $228,343 on metal sold to cover the redemption orders and the Sponsor’s fees, and by the Sponsor’s fees of $137,311. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

You should carefully consider the factors discussed from page 8 “Risk Factors” in our prospectus dated January 23, 2024, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, with the U.S. Securities and Exchange Commission, file number 333-276531, which could materially affect our business, financial condition or future results. The risks described in the prospectus are not the only risks facing the Trust. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2024:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2024	-	-	-
February 2024	-	-	-
March 2024	-	-	-
Total	-	-	-

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 08, 2024	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2024	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

