Form 10-K
period 2024-06-30
GraniteShares Platinum Trust
filed 2024-08-15
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2024 as reported by the NYSE Arca, Inc. on that date: $43,119,274.

As of August 14, 2024, GraniteShares Platinum Trust has 4,400,000 GraniteShares Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $34,919,057, at June 30, 2023 to $43,119,275, at June 30, 2024, the Trust’s fiscal year end. The Outstanding Shares in the Trust increased from 4,000,000 Shares on June 30, 2023 to 4,400,000 Shares on June 30, 2024.

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

World Platinum Supply and Demand 2019–2023

The following table sets forth a summary of the world platinum supply and demand for the last five years and is based on information reported by the PGM 2023 Market Report prepared by Johnson Matthey.

(000 ounces)	2019	2020	2021	2022	2023
Supply
Mine Production
South Africa	4,344	3,243	4,609	3,965	4,001
Russia	721	699	638	600	780
North America	367	334	279	266	288
Others	605	687	687	699	722
Total Mine Production	6,037	4,963	6,213	5,530	5,791
Automotive	1,389	1,154	1,234	1,153	1,036
Jewelry and Electrical Recycling	703	544	411	315	264
Total Supply	8,129	6,661	7,858	6,998	7,091
Demand
Automotive	2,589	2,024	2,405	2,762	3,342
Jewelry	2,073	1,657	1,468	1,344	1,361
Chemical	665	615	677	699	647
Electronics	215	226	259	235	195
Glass	468	507	908	594	776
Investment	1,131	1,022	(28)	(565)	46
Medical and biomedical	254	218	224	235	264
Other	994	879	865	954	529
Total Demand	8,409	7,205	6,724	6,431	7,609
Movement in Stocks	(280)	(542)	1,135	472	(518)

Source: Johnson Matthey, PGM Market Report 2023, published May 2024

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

The Sponsor’s Fee for the year ended June 30, 2024 was $187,695.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 240 Greenwich Street New York, NY 10286, United States. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2024:

Fiscal Year Ended June 30, 2024: Quarter Ended

	High	Low
September 2023	$9.42	$8.10
December 2023	$10.50	$8.66
March 2024	$10.68	$8.89
June 2024	$10.97	$8.75

The number of outstanding Shares of the Trust as of August 12, 2024 was 4,400,000.

Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2023	$9.61	$8.85
August 2023	$9.56	$8.64
September 2023	$9.37	$8.59
October 2023	$9.10	$8.41
November 2023	$9.18	$8.24
December 2023	$9.76	$8.67
January 2024	$9.38	$8.62
February 2024	$8.81	$8.49
March 2024	$9.14	$8.57
April 2024	$9.53	$8.81
May 2024	$10.54	$9.25
June 2024	$9.89	$9.25

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2024:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
July 2023	-	-
August 2023	400,000	0.001218
September 2023	-	-
October 2023	-	-
November 2023	50,000	0.000002
December 2023	-	-
January 2024	-	-
February 2024	-	-
March 2024	-	-
April 2024	-	-
May 2024	-	-
June 2024	-	-
Total	450,000	0.00122

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2024	June 30, 2023
(Amounts in 000’s of US$, except per Share data)
Total assets	$43,136	$34,934
Total gain / (loss) on platinum	$4,956	$886
Change in net assets from operations	$4,768	$669
Weighted average number of Shares (in 000’s)	4,139	4,595
Net increase / (decrease) in net assets per Share	$1.15	$0.15

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

NAV per Share vs. 1/100th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2024(1)

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

	June 30, 2024	June 30, 2023
(Amounts in 000’s of US$)
Investment in platinum - cost	$43,369	$40,355
Unrealized gain / (loss) on investment in platinum	(233)	(5,421)
Investment in platinum - fair value	$43,136	$34,934

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of July 1, 2024.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2024 and 2023 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	June 30, 2024	June 30, 2023
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$4,956	$886
Change in net assets from operations	$4,768	$669
Net increase (decrease) in net assets per share	$1.15	$0.15

Fiscal year ended June 30, 2024

The Trust’s NAV increased from $34,919,057 on June 30, 2023 to $43,119,274 on June 30, 2024, a 23.48% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares from 4,000,000 Shares on June 30, 2023 to 4,400,000 Shares on June 30, 2024, a result of 850,000 Shares (17 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during that period

The NAV per Share increased 12.26% from $ 8.73 on June 30, 2023 to $9.80 on June 30, 2024. The price per ounce of platinum increased 12.82% $897 on June 30, 2023 to $1,012 on June 30, 2024. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $187,695 for the year, or 0.50% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2023

The Trust’s NAV decreased from $44,801,455 on June 30, 2022 to $34,919,057 on June 30, 2023, a 22.1% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares from 5,050,000 Shares on June 30, 2022 to 4,000,000 Shares on June 30, 2023, a result of 350,000 Shares (7 Baskets) being created and 1,400,000 Shares (28 Baskets) being redeemed during that period

The NAV per Share decreased 1.6% from $8.87 on June 30, 2022 to $8.73 on June 30, 2023. The price per ounce of platinum decreased 1.1% from $907.00 on June 30, 2023 to $897 on June 30, 2023. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $216,715 for the year, or 0.50% of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2022

The Trust’s NAV increased from $37,477,854 on June 30, 2021 to $44,801,455 on June 30, 2022, a 19.5% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares, which rose from 3,600,000 Shares on June 30, 2021, to 5,050,000 Shares on June 30, 2022, a result of 2,550,000 Shares (51 Baskets) being created and 1,100,000 Shares (22 Baskets) being redeemed during that period

The NAV per Share decreased 14.8% from $10.41 on June 30, 2021 to $8.87 on June 30, 2022. The price per ounce of platinum decreased 14.4% from $1,059.00 on June 30, 2022 to $907 on June 30, 2023. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $209,660 for the year, or 0.50% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	June 30, 2024
EXPENSES
Sponsor’s Fee	$47	$45	$45	$51	$188
Total expenses	47	45	45	51	188
Net investment loss	(47)	(45)	(45)	(51)	(188)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(6)	(6)	(5)	(3)	(20)
Realized gain/(loss) on platinum distributed for the redemption of Shares	(168)	(44)	-	1	(211)
Change in unrealized gain / (loss) on investment in platinum	1,487	3,353	(3,875)	4,222	5,187
Total gain / (loss) on platinum	1,313	3,303	(3,880)	4,220	4,956

Change in net assets from operations	$1,266	$3,258	$(3,925)	$4,169	$4,768

Net increase / (decrease) in net assets per Share	$0.31	$0.80	$(0.96)	$0.98	$1.15

Weighted average number of Shares (000’s)	4,120	4,059	4,108	4,268	4,139

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	June 30, 2023
EXPENSES
Sponsor’s Fee	$54	$54	$57	$52	$217
Total expenses	54	54	57	52	217
Net investment loss	(54)	(54)	(57)	(52)	(217)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(10)	(5)	(2)	- (1)	(17)
Realized gain/(loss) on platinum distributed for the redemption of Shares	(739)	(4)	(108)	615	(236)
Change in unrealized gain / (loss) on investment in platinum	(1,426)	9,176	(3,791)	(2,820)	1,139
Total gain / (loss) on platinum	(2,175)	9,167	(3,901)	(2,205)	886

Change in net assets from operations	$(2,229)	$9,113	$(3,958)	$(2,257)	$669

Net increase / (decrease) in net assets per Share	$(0.45)	$1.98	$(0.84)	$(0.54)	$0.15

Weighted average number of Shares (000’s)	4,904	4,603	4,731	4,138	4,595

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2022

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	June 30, 2022
EXPENSES
Sponsor’s Fee	$46	$46	$56	$62	$210
Total expenses	46	46	56	62	210
Net investment loss	(46)	(46)	(56)	(62)	(210)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses		(4)	- (1)	(3)	(7)
Realized gain/(loss) on platinum distributed for the redemption of Shares			(13)	(507)	(520)
Change in unrealized gain / (loss) on investment in platinum	(3,381)	(66)	(20)	(3,419)	(6,886)
Total gain / (loss) on platinum	(3,381)	(70)	(33)	(3,929)	(7,413)

Change in net assets from operations	$(3,427)	$(116)	$(89)	$(3,991)	$(7,623)

Net increase / (decrease) in net assets per Share	$(0.95)	$(0.03)	$(0.02)	$(0.76)	$(1.78)

Weighted average number of Shares (000’s)	3,605	3,760	4,492	5,286	4,282

(1)	Amounts do not round to $1

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2024, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2024. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2024.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker, LLP, for the fiscal years ended June 30, 2024 and 2023 respectively:

	June 30, 2024	June 30, 2023

Audit fees – Tait, Weller & Baker	$23,000	$23,000

	$23,000	$23,000

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 14, 2024	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 14, 2024	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2024

taitweller.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Platinum Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of GraniteShares Platinum Trust (the “Trust”), including the schedule of investments, as of June 30, 2024 and 2023, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2024 and 2023, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the management of the GraniteShares LLC (the Trust’s sponsor). Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of one or more GraniteShares LLC investment companies since 2019.

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

To Management of the Trust’s Sponsor and Shareholders

of GraniteShares Platinum Trust

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As disclosed in the schedule of investments, as of June 30, 2024, the Trust’s market value of platinum holdings was $43,136,555 representing 100% of the Trust’s total assets. All of the platinum holdings, which were 42,625 ounces of platinum as of June 30, 2024, were held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of platinum holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of platinum held by the Custodian as of June 30, 2024.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s platinum holdings held by the Custodian as of June 30, 2024. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also obtained the results of the physical count and brand purity of the Trust’s platinum holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania
August 14, 2024

GRANITESHARES PLATINUM TRUST

Statements of Assets and Liabilities

At June 30, 2024 and 2023

Amounts in 000’s of US$ except share and per share data	June 30, 2024	June 30, 2023
Assets
Investment in platinum, at fair value(1)	$43,136	$34,934
Total Assets	$43,136	$34,934
Liabilities
Fees payable to Sponsor	$17	$15
Total Liabilities	17	15
Net Assets	$43,119	$34,919
Shares issued and outstanding(2)	4,400,000	4,000,000
Net asset value per Share	$9.80	$8.73

(1)	Cost of investment in platinum: $43,369 and $40,355, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedules of Investments

At June 30, 2024 and 2023

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2024	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	42,625.054	$43,369	$43,136	100.04%
Total investment		$43,369	$43,136	100.04%
Liabilities in excess of other assets			$(17)	(0.04)%
Net assets			$43,119	100.00%

June 30, 2023	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	38,945.929	$40,355	$34,934	100.04%
Total investment		$40,355	$34,934	100.04%
Liabilities in excess of other assets			$(15)	(0.04)%
Net assets			$34,919	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Operations

For the years ended June 30, 2024, 2023 and 2022

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2022

Expenses
Sponsor fees	$188	$217	$210
Total expenses	188	217	210
Net investment loss	(188)	(217)	(210)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(20)	(17)	(7)
Platinum distributed for the redemption of Shares	(211)	(236)	(520)
Net realized gain (loss)	(231)	(253)	(527)
Net change in unrealized appreciation (depreciation)	5,187	1,139	(6,886)
Net realized and unrealized gain (loss)	4,956	886	(7,413)
Net increase (decrease) in net assets resulting from operations	$4,768	$669	$(7,623)

Net increase (decrease) in net assets per share	$1.15	$0.15	$(1.78)
Weighted average number of shares (in 000’s)	4,139	4,595	4,282

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2024, 2023 and 2022

Amounts in 000’s of US$	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2022
Net Assets – beginning of year	$34,919	$44,801	$37,478
Creation of 850,000, 350,000 and 2,550,000 shares respectively	7,695	3,392	25,625
Redemption of (450,000), (1,400,000) and (1,100,000) shares respectively	(4,263)	(13,943)	(10,679)
Net investment income (loss)	(188)	(217)	(210)
Net realized gain (loss) from platinum bullion sold to pay expenses	(20)	(17)	(7)
Net realized gain (loss) from platinum bullion distributed for redemptions	(211)	(236)	(520)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	5,187	1,139	(6,886)
Net Assets – end of year	$43,119	$34,919	$44,801

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the years ended June 30, 2024, 2023 and 2022

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2022

Net asset value per Share at beginning of year	$8.73	$8.87	$10.41
Net investment income (loss)(1)	(0.05)	(0.05)	(0.05)
Net realized and unrealized gain (loss) on investment in platinum	1.12	(0.09)	(1.49)
Net change in net assets from operations	1.07	(0.14)	(1.54)
Net asset value per Share at end of year	$9.80	$8.73	$8.87
Market price per Share at end of year	$9.67	$8.84	$8.78

Total return ratio, at net asset value	12.26%	(1.58)%	(14.79%
Total return ratio, at market value	9.39%	0.68%	(16.90)%

Net assets ($000’s)	$43,119	$34,919	$44,801

Ratio to average net assets
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2024

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.84% and 99.82% of platinum is in the form of good delivery platinum bars as of June 30, 2024 and 2023, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$43,136	$–	$–
Total	$43,136	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2023	Level 1	Level 2	Level 3
Investment in Platinum	$34,934	$–	$–
Total	$34,934	$–	$–

There were no transfers between Level 1 and other Levels for the years ended June 30, 2024 and 2023.

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

The fees payable to the Sponsor were $17,280 as of June 30, 2024 and $15,441 of June 30, 2023. The Sponsor’s Fee was $187,695 for the year ended June 30, 2024, or 0.50% of the Trust’s assets on an annualized basis, $216,715 for the year ended June 30, 2023, or 0.50% of the Trust’s assets on an annualized basis, and $209,660 for the year ended June 30, 2022, or 0.50% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2024, 2023 and 2022.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2024 and June 30, 2023.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2024, the 2024, 2023, 2022 and 2021 tax years remain open for examination.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	38,945.929	34,934
Platinum contributed	8,255.423	7,695
Platinum distributed	(4,576.298)	(4,680)
Change in unrealized appreciation (depreciation)	–	5,187
Ending balance as of June 30, 2024	42,625.054	43,136

Changes in ounces of platinum and their respective values for the year ended June 30, 2023.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2022	49,416.657	44,821
Platinum contributed	3,412.559	3,392
Platinum distributed	(13,883.287)	(14,418)
Change in unrealized appreciation (depreciation)	–	1,139
Ending balance as of June 30, 2023	38,945.929	34,934

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

