Form 10-Q
period 2024-09-30
GraniteShares Platinum Trust
filed 2024-11-08
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 08, 2024, the Registrant had 4,650,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2024

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2024 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except share and per share data	September 30, 2024 (unaudited)	June 30, 2024

Assets
Investment in platinum, at fair value(1)	$41,932	$43,136
Total Assets	$41,932	$43,136

Liabilities
Fees payable to Sponsor	$17	$17
Total Liabilities	17	17
Net Assets	$41,915	$43,119

Shares issued and outstanding(2)	4,400,000	4,400,000
Net asset value per Share	$9.53	$9.80

(1)	Cost of investment in platinum: $43,314 and $43,369, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2024 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2024 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	42,570.323	$43,314	$41,932	100.04%
Total investment		$43,314	$41,932	100.04%
Liabilities in excess of other assets			$(17)	(0.04)%
Net assets			$41,915	100.00%

June 30, 2024	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	42,625.054	$43,369	$43,136	100.04%
Total investment		$43,369	$43,136	100.04%
Liabilities in excess of other assets			$(17)	(0.04)%
Net assets			$43,119	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three months ended September 30, 2024 and 2023

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Expenses
Sponsor fees	$52	$47
Total expenses	52	47
Net investment loss	(52)	(47)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(3)	(6)
Platinum bullion distributed for the redemption of Shares	-	(168)
Net realized gain (loss)	(3)	(174)
Net change in unrealized appreciation (depreciation)	(1,149)	1,487
Net realized and unrealized gain (loss)	(1,152)	1,313
Net increase (decrease) in net assets resulting from operations	$(1,204)	$1,266

Net increase (decrease) in net assets per share	$(0.27)	$0.31
Weighted average number of shares (in 000’s)	4,400	4,120

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three months ended September 30, 2024 and 2023

Amounts in 000’s of US$	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023

Net Assets – beginning of the period	$43,119	$34,919
Creations of 0 and 450,000 shares respectively	-	3,960
Redemptions of 0 and (400,000) shares respectively	-	(3,811)
Net investment income (loss)	(52)	(47)
Net realized gain (loss) from platinum bullion sold to pay expenses	(3)	(6)
Net realized gain (loss) from platinum bullion distributed for redemptions	-	(168)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(1,149)	1,487
Net Assets – end of period	$41,915	$36,334

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three months ended September 30, 2024 and 2023

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net asset value per Share at beginning of period	$9.80	$8.73
Net investment income (loss) (1)	(0.01)	(0.01)
Net realized and unrealized gain (loss) on investment in platinum	(0.26)	0.25
Net change in net assets from operations	(0.27)	0.24
Net asset value per Share at end of period	$9.53	$8.97
Market value per Share at end of period	$9.51	$8.81
Total return ratio, at net asset value(2)	(2.76)%	2.75%
Total return ratio, at market price(2)	(1.69)%	(0.28)%
Net assets ($000’s)	$41,915	$36,334

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.97% and 99.89% of platinum is in the form of good delivery platinum bars as of September 30, 2024 and 2023, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$41,932	$–	$–
Total	$41,932	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$43,136	$–	$–
Total	$43,136	$–	$–

There were no transfers between Level 1 and other Levels for the period ended September 30, 2024 and year ended June 30, 2024.

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

As of period ended September 30, 2024, the fees payable to the Sponsor were $16,927. As of the year June 30, 2024, the fees payable to the Sponsor were $17,280.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2024 and 2023.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2024 and June 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2024, the 2024, 2023, 2022 and 2021 tax years remain open for examination.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended September 30, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	43,136
Platinum contributed	–	–
Platinum distributed	(54.731)	(55)
Change in unrealized appreciation (depreciation)	–	(1,149)
Ending balance as of September 30, 2024	42,570.323	41,932

Changes in ounces of platinum and their respective values for the year ended June 30, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	38,945.929	34,934
Platinum contributed	8,255.423	7,695
Platinum distributed	(4,576.298)	(4,680)
Change in unrealized appreciation (depreciation)	–	5,187
Ending balance as of June 30, 2024	42,625.054	43,136

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

Shares of the Trust trade on the New York Stock Exchange (the “NYSE”) Arca under the symbol “PLTM”.

Valuation of Platinum; Computation of Net Asset Value

On each business day, as soon as practicable after 4:00 p.m. (New York time), the Trustee values the platinum held by the Trust and determines the net asset value of the Trust and the NAV. The Trustee values the platinum held by the Trust using that day’s LBMA Platinum Price PM. If there is no announced LBMA Platinum PM on a business day, the Trustee is authorized to use that day’s LBMA Platinum Price AM. Having valued the platinum held by the Trust, the Trustee then subtracts all accrued fees, expenses and other liabilities of the Trust from the value of the platinum and other assets of the Trust. The result is the net asset value of the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s net asset value decreased from $43,119,274 on June 30, 2024 to $41,914,842 on September 30, 2024, a 2.79% decrease. The Trust’s net asset value decreased due to the negative change in the price of platinum, which moved from $1,012.00 on June 30, 2024 to $985.00 on September 30, 2024, or -2.67%. There were no changes in the number of shares outstanding, which remained at 4,400,000.

The 2.76% decrease in the Trust’s net asset value per share, from $9.80 on June 30, 2024 to $9.53 on September 30, 2024 is directly related to the 2.67% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $51,796 for the quarter, or 0.5% of the Trust’s average weighted net assets of $41,072,902 during the quarter. The net asset value per share of $9.91 on July 05, 2024 was the highest during the quarter, compared with a low during the quarter of $8.80 on September 04, 2024.

The net decrease in net assets resulting from operations for the quarter ended September 30, 2024 was $1,204,433, resulting from an unrealized loss on investment in platinum bullion of $1,149,099, a loss of $3,538 on metal sold to cover redemption orders and Sponsor’s fees, and the Sponsor’s fees of $51,796. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2024:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2024	-	-	-
August 2024	-	-	-
October 2024	-	-	-
Total	-	-	-

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 08, 2024	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 08, 2024	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

