Form 10-Q
period 2024-12-31
GraniteShares Platinum Trust
filed 2025-02-03
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2024

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

As of February 03, 2025, the Registrant had 5,400,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2024

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2024 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except share and per share data	December 31, 2024	June 30, 2024
	(unaudited)
Assets
Investment in platinum, at fair value (1)	$45,924	$43,136
Total Assets	$45,924	$43,136

Liabilities
Fees payable to Sponsor	$19	$17
Total Liabilities	19	17
Net Assets	$45,905	$43,119

Shares issued and outstanding (2)	5,200,000	4,400,000
Net asset value per Share	$8.83	$9.80

(1)	Cost of investment in platinum: $50,479 and $43,369, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2024 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2024 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	50,244.872	$50,479	$45,924	100.04%
Total investment		$50,479	$45,924	100.04%
Assets in excess of liabilities			$(19)	(0.04)%
Net Assets			$45,905	100.00%

June 30, 2024	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	42,625.054	$43,369	$43,136	100.04%
Total investment		$43,369	$43,136	100.04%
Liabilities in excess of other assets			$(17)	(0.04)%
Net Assets			$43,119	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and six months ended December 31, 2024, and 2023

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2024	Three Month Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

Expenses
Sponsor fees	$55	$45	$107	$92
Total expenses	55	45	107	92
Net investment loss	(55)	(45)	(107)	(92)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(4)	(6)	(7)	(12)
Platinum bullion distributed for the redemption of Shares	(154)	(44)	(154)	(212)
Net realized gain (loss)	(158)	(50)	(161)	(224)
Net change in unrealized appreciation (depreciation)	(3,173)	3,353	(4,322)	4,840
Net realized and unrealized gain (loss)	(3,331)	3,303	(4,483)	4,616
Net increase (decrease) in net assets resulting from operations	$(3,386)	$3,258	$(4,590)	$4,524

Net increase (decrease) in net assets per share	$(0.71)	$0.80	$(1.00)	$1.11
Weighted average number of shares (in 000’s)	4,739	4,059	4,569	4,089

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2024 and 2023

Amounts in 000’s of US$	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023

Net Assets – beginning of period	$41,915	$36,334	$43,119	$34,919
Creations of 1,000,000, 50,000, 1,000,000 and 500,000 shares respectively	9,163	413	9,163	4,372
Redemptions of 200,000, 50,000, 200,000 and 450,000 shares respectively	(1,787)	(453)	(1,787)	(4,263)
Net investment income (loss)	(55)	(45)	(107)	(92)
Net realized gain (loss) from platinum bullion sold to pay expenses	(4)	(6)	(7)	(12)
Net realized gain (loss) from platinum bullion distributed for redemptions	(154)	(44)	(154)	(212)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(3,173)	3,353	(4,322)	4,840
Net Assets – end of period	$45,905	$39,552	$45,905	$39,552

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2024 and 2023

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023	Six Months Ended December 31, 2024	Six Months Ended December 31, 2023
Net asset value per Share at beginning of period	$9.53	$8.97	$9.80	$8.73
Net investment income (loss)(1)	(0.01)	(0.01)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	(0.69)	0.81	(0.95)	1.06
Net change in net assets from operations	(0.70)	0.80	(0.97)	1.04
Net asset value per Share at end of period	$8.83	$9.77	$8.83	$9.77

Market value per Share at end of period	$8.79	$9.65	$8.79	$9.65

Total return ratio, at net asset value(2)	(7.35)%	8.92%	(9.90)%	11.91%
Total return ratio, at market price(2)	(7.57)%	9.47%	(9.10)%	9.16%

Net assets ($000’s)	$45,905	$39,552	$45,905	$39,552

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.95% and 99.84% of platinum is in the form of good delivery platinum bars as of December 31, 2024 and 2023, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$45,924	$–	$–
Total	$45,924	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$43,136	$–	$–
Total	$43,136	$–	$–

There were no transfers between Level 1 and other Levels for the period ended December 31, 2024 and the fiscal year ended June 30, 2024.

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

As of period ended of December 31, 2024, the fees payable to the Sponsor were $19,125. As of the fiscal year ended June 30, 2024, the fees payable to the Sponsor were $17,280.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the six months and 3 months ended December 31, 2024 and 2023.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2024, and June 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2024, the 2024, 2023 and 2022 tax years remain open for examination.

2.6 Recently Issued Accounting Pronouncement

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment, is consistent with that presented within the Trust’s financial statements.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended December 31, 2024:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	43,136
Platinum contributed	9,662.799	9,163
Platinum distributed	(2,042.981)	(2,053)
Change in unrealized appreciation (depreciation)	-	(4,322)
Ending balance as of December 31, 2024	50,244.872	45,924

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2024:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	38,945.929	34,934
Platinum contributed	8,255.423	7,695
Platinum distributed	(4,576.298)	(4,680)
Change in unrealized appreciation (depreciation)	–	5,187
Ending balance as of June 30, 2024	42,625.054	43,136

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

Affiliates of the Trustee may from time-to-time act as Authorized Participants or purchase or sell platinum or Shares for their own account, as agent for their customers and for accounts over which they exercise investment discretion.

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

6. Indemnification

Under the Trust’s organizational documents, each of the Trustee (and its directors, officers, employees, shareholders, agents and affiliates) and the Sponsor (and its members, managers, directors, officers, employees, agents and affiliates) is indemnified against any liability, loss or expense it incurs without (i) gross negligence, bad faith, willful misconduct or willful misfeasance on its part in connection with the performance of its obligations under the Trust Agreement or any such other agreement or any actions taken in accordance with the provisions of the Trust Agreement or any such other agreement and (ii) reckless disregard on its part of its obligations and duties under the Trust Agreement or any such other agreement. Such indemnity shall also include payment from the Trust of the reasonable costs and expenses incurred by the indemnified party in investigating or defending itself against any such loss, liability or expense or any claim therefore. In addition, the Sponsor may, in its sole discretion, undertake any action that it may deem necessary or desirable in respect of the Trust Agreement and in such event, the reasonable legal expenses and costs and other disbursements of any such actions shall be expenses and costs of the Trust and the Sponsor shall be entitled to reimbursement by the Trust. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

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

Results of Operations

The Quarter Ended December 31, 2024

During the quarter the Trust’s net asset value increased by 9.5% from $41,914,842 on September 30, 2024, to $45,904,688 on December 31, 2024. The increase in the Trust’s net asset value was due to the increase in the number of Shares outstanding from 4,400,000 on September 30, 2024, to 5,200,000 on December 31, 2024, an 18.2% increase. The net 800,000 shares increase was the result of 20 creation orders and 4 redemption orders (50,000 shares per creation and redemption). The Trust’s net asset value was negatively affected by the price of platinum, which decreased 7.2% from $985.00 on September 30, 2024, to $914.00 on December 31, 2024.

The 7.4% decrease in the Trust’s net asset value per share from $9.53 at September 30, 2024 to $8.83 at December 31, 2024 is directly related to the 7.2% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $55,648 for the period, or 0.13% of the Trust’s average weighted net assets of $44,156,625 during the period. The net asset value per share of $10.15 on October 29, 2024, was the highest during the period, compared with a low during the period of $8.80 on September 04, 2024.

The net decrease in net assets resulting from operations for the quarter ended December 31, 2024, was $3,386,561, resulting primarily from an unrealized loss on investment in platinum bullion of $3,173,113, increased by a loss of $157,800 on metal sold to cover redemption orders and Sponsor’s fees and by the Sponsor’s fees of $55,648. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2024

The Trust’s net asset value increased by 6.5% from $43,119,274 on June 30, 2024, to $45,904,688 on December 31, 2024. The increase in the Trust’s net asset value was due to the increase in the number of Shares outstanding from 4,400,000 on June 30, 2024, to 5,200,000 on December 31, 2024, an 18.2% increase. The net 800,000 shares increase was the result of 20 creation orders and 4 redemption orders (50,000 shares per creation and redemption). The Trust’s net asset value was negatively affected by the price of platinum, which decreased 9.7% from $$1,012.00 on June 30, 2024, to $914.00 on December 31, 2024.

The 9.9% decrease in the Trust’s net asset value per share from $9.80 on June 30, 2024, to $8.83 on December 31, 2024, is directly related to the 9.7% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $107,444 for the period, or 0.25% of the Trust’s average weighted net assets of $42,627,725 during the period. The net asset value per share of $10.15 on October 29, 2024, was the highest during the period, compared with a low during the period of $8.80 on September 04, 2024.

Net decrease in net assets resulting from operations for the six-month period ended December 31, 2024, was $4,590,994, resulting primarily from an unrealized gain on investment in platinum bullion of $4,322,212, increased by a loss of $161,338 on metal sold to cover redemption orders and Sponsor’s fees and by the Sponsor’s fees of $107,444. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended December 31, 2024: 5 basket was redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2024	-	-	-
November 2024	-	-	-
December 2024	5	200,000	0.00965904
Total	5	200,000	0.00965904

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: January 30, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: January 30, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

