Form 10-Q
period 2025-03-31
GraniteShares Platinum Trust
filed 2025-05-08
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 08, 2025, the Registrant had 5,750,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2025

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2025 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except share and per share data	March 31, 2025	June 30, 2024
	(unaudited)
Assets
Investment in platinum, at fair value(1)	$50,313	$43,136
Total Assets	$50,313	$43,136

Liabilities
Fees payable to Sponsor	21	17
Total Liabilities	21	17
Net Assets	$50,292	$43,119

Shares issued and outstanding(2)	5,250,000	4,400,000
Net asset value per Share	$9.58	$9.80

(1)	Cost of investment in platinum: $50,772 and $43,369, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2025 (unaudited) and June 30, 2024

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2025 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	50,667.829	$50,772	$50,313	100.04%
Total investment		$50,772	$50,313	100.04%
Liabilities in excess of other assets			$(21)	(0.04)%
Net Assets			$50,292	100.00%

June 30, 2024	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	42,625.054	$43,369	$43,136	100.04%
Total investment		$43,369	$43,136	100.04%
Liabilities in excess of other assets			$(17)	(0.04)%
Net Assets			$43,119	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2025 and 2024

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

Expenses
Sponsor fees	$62	$45	$169	$137
Total expenses	62	45	169	137
Net investment loss	(62)	(45)	(169)	(137)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	(2)	(5)	(9)	(17)
Platinum bullion distributed for the redemption of Shares	(25)	-	(179)	(212)
Net realized gain (loss)	(27)	(5)	(188)	(229)
Net change in unrealized appreciation (depreciation)	4,096	(3,875)	(226)	965
Net realized and unrealized gain (loss)	4,069	(3,880)	(414)	736
Net increase (decrease) in net assets resulting from operations	$4,007	$(3,925)	$(583)	$599

Net increase (decrease) in net assets per share	$0.75	$(0.96)	$(0.12)	$0.15
Weighted average number of shares (in 000’s)	5,342	4,108	4,823	4,096

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2025 and 2024

Amounts in 000’s of US$	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024

Net Assets – beginning of the period	$45,905	$39,552	$43,119	$34,919
Creations of 200,000, 100,000, 1,200,000, and 600,000 shares respectively	1,805	867	10,968	5,239
Redemptions of 150,000, 0, 350,000, and 450,000 shares respectively	(1,425)	-	(3,212)	(4,263)
Net investment loss	(62)	(45)	(169)	(137)
Net realized gain (loss) from platinum bullion sold to pay expenses	(2)	(5)	(9)	(17)
Net realized gain (loss) from platinum bullion distributed for redemptions	(25)	-	(179)	(212)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	4,096	(3,875)	(226)	965
Net Assets – end of period	$50,292	$36,494	$50,292	$36,494

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2025 and 2024

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2025	Nine Months Ended March 31, 2024
Net asset value per Share at beginning of period	$8.83	$9.77	$9.80	$8.73
Net investment loss (1)	(0.01)	(0.01)	(0.04)	(0.03)
Net realized and unrealized gain (loss) on investment in platinum	0.76	(0.97)	(0.18)	0.09
Net change in net assets from operations	0.75	(0.98)	(0.22)	0.06
Net asset value per Share at end of period	$9.58	$8.79	$9.58	$8.79

Market Value per Share at end of period	$9.68	$8.84	$9.68	$8.84

Total return ratio, at net asset value(2)	8.49%	(10.03)%	(2.24)%	0.69%
Total return ratio, at market price	10.13%	(8.39)%	0.10%	-%
Net assets ($000’s)	$50,292	$36,494	$50,292	$36,494

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

2. Basis of Accounting and Significant Accounting Policies

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940 as amended and is not required to register under such act.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.88% and 99.82% of platinum is in the form of good delivery platinum bars as of March 31, 2025 and 2024, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
March 31, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$50,313	$–	$–
Total	$50,313	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$43,136	$–	$–
Total	$43,136	$–	$–

There were no transfers between Level 1 and other Levels for the period ended March 31, 2025 and year ended June 30, 2024.

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

As of period ended of March 31, 2025, the fees payable to the Sponsor were $21,247. As of the fiscal year ended June 30, 2024, the fees payable to the Sponsor were $17,280.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2025, and 2024.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2025 and June 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2025, the 2024, 2023, 2022 and 2021 tax years remain open for examination.

2.6 Recently Issued Accounting Pronouncement

The Trust adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The Trust operates in one segment. The segment derives its revenues from Trust investments made in accordance with the defined investment strategy of the Trust, as prescribed in the Trust’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Sponsor. The CODM monitors the operating results of the Trust. The financial information the CODM leverages to assess the segment’s performance and to make decisions for the Trust’s single segment is consistent with that presented within the Trust’s financial statements.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended March 31, 2025.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	$43,136
Platinum contributed	11,594.189	10,968
Platinum distributed	(3,551.414)	(3,565)
Change in unrealized appreciation (depreciation)	-	(226)
Ending balance as of March 31, 2025	50,667.829	50,313

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	38,945.929	$34,934
Platinum contributed	8,255.423	7,695
Platinum distributed	(4,576.298)	(4,680)
Change in unrealized appreciation (depreciation)	-	5,187
Ending balance as of June 30, 2024	42,625.054	$43,136

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2025 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value increased from $45,904,688 on December 31, 2024 to $50,291,907 on March 31, 2025, a 9.56% increase. The Trust’s net asset value increase was due to the positive change in the price of platinum, which moved from $914.00 on December 31, 2024 to $993.00 on March 31, 2025, or 8.64%. The impact of the change in platinum price was slightly increased by a positive change in the number of shares outstanding from 5,200,000 to 5,250,000, or 0.96%. The 50,000 shares increase was the result of 4 creation orders and 3 redemption orders (50,000 shares per creation order).

The 8.49% increase in the Trust’s net asset value per share, from $8.83 on December 31, 2024, to $9.58 on March 31, 2025, is directly related to the 8.64% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $61,502 for the quarter, or 0.123% of the Trust’s average weighted net assets of $49,885,104 during the quarter. The net asset value per share of $9.66 on March 19, 2025, was the highest during the quarter, compared with a low during the quarter of $8.83 on January 02, 2025.

The net increase in net assets resulting from operations for the quarter ended March 31, 2025, was $4,008,040, resulting from an unrealized gain on investment in platinum bullion of $4,096,030, decreased by a loss of $26,488 on metal sold to cover the redemption orders and the Sponsor’s fees and decreased by the Sponsor’s fees of $61,502. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2025

The Trust’s net asset value increased from $43,119,274 on June 30, 2024 to $50,291,907 on March 31, 2025, a 16.63% increase. The Trust’s number of shares outstanding increased from 4,400,000 to 5,250,000 over this period, or 19.32%. The 850,000 shares increase was the net result of 24 creations orders and 7 redemption orders (50,000 shares per creation and redemption order). The positive impact in the number of shares outstanding was reduced by the price of platinum, which decreased 1.88% from $1,012.00 on June 30, 2024, to $993.00 on March 31, 2025.

The 2.24% decrease in the Trust’s net asset value per share, from $9.80 on June 30, 2024, to $9.58 on March 31, 2025, is directly related to the 1.88% decrease in the price of platinum.

The Trust’s net asset value per share decreased slightly more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $168,946 for the period, or 0.375% of the Trust’s average weighted net assets of $45,011,536 during the period. The net asset value per share of $10.15 on October 30,2024 was the highest during the period, compared with a low during the period of $8.80 on September 05, 2024.

Net decrease in net assets resulting from operations for the 9 months period ending March 31, 2025, was $582,955, resulting from an unrealized loss on investment in platinum bullion of $226,183, decreased by a loss of $187,826 on metal sold to cover the redemption orders and the Sponsor’s fees, and by the Sponsor’s fees of $168,946. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2025:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2025	-	-	-
February 2025	-	-	-
March 2025	3	150,000	0.0096494
Total	3	150,000	0.0096494

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 08, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

