Form 10-K
period 2025-06-30
GraniteShares Platinum Trust
filed 2025-08-11
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2025 as reported by the NYSE Arca, Inc. on that date: $85,150,000.

As of August 08, 2025, GraniteShares Platinum Trust has 700,000 GraniteShares Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $43,119,274, on June 30, 2024, to $$85,206,010, on June 30, 2025, the Trust’s fiscal year end. The Outstanding Shares in the Trust increased from 4,400,000 Shares on June 30, 2024 to 6,550,000 Shares on June 30, 2025.

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

World Platinum Supply and Demand 2019–2024

The following table sets forth a summary of the world platinum supply and demand for the last five years and is based on information reported by the PGM 2024 Market Report prepared by Johnson Matthey.

(000 ounces)	2020	2021	2022	2023	2024
Supply
Mine Production
South Africa	3,243	4,609	3,966	4,003	4,112
Russia	699	638	350	850	650
North America	334	279	280	288	267
Others	687	687	645	669	694
Total Mine Production	4,963	6,213	5,241	5,810	5,723
Automotive	1,154	1,230	1,201	1,074	1,084
Jewelry and Electrical Recycling	547	415	321	274	288
Total Supply	6,664	7,858	6,763	7,158	7,095
Demand
Automotive	2,024	2,410	2,743	3,353	3,410
Jewelry	1,657	1,468	1,401	1,372	1,375
Chemical	614	675	701	649	631
Electronics	226	262	241	206	245
Glass	518	786	875	782	446
Investment	1,049	(1)	(475)	179	525
Medical and biomedical	214	220	249	266	273
Other	868	853	945	984	964
Total Demand	7,170	6,673	6,680	7,791	7,869
Movement in Stocks	(506)	1,185	83	(633)	(774)

Source: Johnson Matthey, PGM Market Report 2024, published May 2025

Historical Chart of the Price of Platinum

The price of platinum is volatile and its fluctuations are expected to have a direct impact on the value of the Shares. However, movements in the price of platinum in the past, and any past or present trends, are not a reliable indicator of future movements.

Source: Bloomberg

Operation of the platinum market

The global trade in platinum consists of over the counter (OTC) transactions in spot, forwards, and options and other derivatives, together with exchange-traded futures and options.

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

The Sponsor’s Fee for the year ended June 30, 2025 was $242,983.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 240 Greenwich Street New York, NY 10286, United States. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2025.

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

United States Federal Income Tax Consequences

The following discussion of the material United States federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares by a U.S. Shareholder (as defined below), and certain United States federal income consequences that may apply to an investment in Shares by a Non-U.S. Shareholder (as defined below), represents, insofar as it describes conclusions as to United States federal income tax law and subject to the limitations and qualifications described therein, the opinion of Carlton Fields, special United States federal income tax counsel to the Sponsor. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this Prospectus; no assurance can be given that future legislation, regulations, court decisions and/or administrative pronouncements will not significantly change applicable law and materially affect the conclusions expressed herein, and any such change, even though made after a Shareholder has invested in the Trust, could be applied retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. This discussion does not purport to be complete or to deal with all aspects of federal income taxation that may be relevant to an investor in light of its particular circumstances, including banks, thrift institutions and certain other financial institutions, insurance companies, tax-exempt organizations, broker-dealers, traders, Shareholders that are partnerships for United States federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” or “constructive sale” transaction for United States federal income tax purposes, qualified pension and profit-sharing plans, individual retirement accounts (IRAs), certain other tax-deferred accounts, U.S. expatriates, persons whose “functional currency” is not the U.S. dollar, persons with “applicable financial statements” within the meaning of Section 451(b) of the Code, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” within the meaning of Section 1221 of the Code. Moreover, the discussion below does not address the effect of any state, local or foreign tax law on an owner of Shares. Purchasers of Shares are urged to consult their own tax advisers with respect to all federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

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

Taxation of the Trust

The Sponsor and the Trustee will treat the Trust as a “grantor trust” for United States federal income tax purposes. In the opinion of Carlton Fields, special United States federal income tax counsel to the Sponsor, the Trust will be classified as a “grantor trust” for United States federal income tax purposes. As a result, the Trust itself will not be subject to United States federal income tax. Instead, the Trust’s income and expenses will “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the Internal Revenue Service (the “IRS”) on that basis. The opinion of Carlton Fields, LLP represents only its best legal judgment and is not binding on the IRS or any court and does not preclude the IRS from taking a contrary position. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Trustee will request a ruling from the IRS with respect to the classification of the Trust for United States federal income tax purposes. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as a partnership for United States federal income tax purposes, which may affect the timing and other tax consequences to the Shareholders and would require the Trust to forward tax information on Schedule K-1 to investors.

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

When the Trust sells platinum, for example to pay expenses, a Shareholder will recognize gain or loss in an amount equal to the difference between (a) the Shareholder’s pro rata share of the amount realized by the Trust upon the sale and (b) the Shareholder’s tax basis for its pro rata share of the platinum that was sold. Such gain or loss will generally be long-term or short-term capital gain or loss, depending upon whether the Shareholder has a holding period in its Shares of longer than one year. A Shareholder’s tax basis for its share of any platinum sold by the Trust generally will be determined by multiplying the Shareholder’s total basis for its share of all of the platinum held in the Trust immediately prior to the sale, by a fraction the numerator of which is the amount of platinum sold, and the denominator of which is the total amount of the platinum held in the Trust immediately prior to the sale. After any such sale, a Shareholder’s tax basis for its pro rata share of the platinum remaining in the Trust will be equal to its tax basis for its share of the total amount of the platinum held in the Trust immediately prior to the sale, less the portion of such basis allocable to its share of the platinum that was sold.

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

After any sale or redemption of less than all of a Shareholder’s Shares, the Shareholder’s tax basis for its pro rata share of the platinum held in the Trust immediately after such sale or redemption generally will be equal to its tax basis for its share of the total amount of the platinum held in the Trust immediately prior to the sale or redemption, less the portion of such basis which is taken into account in determining the amount of gain or loss recognized by the Shareholder upon such sale or, in the case of a redemption, that is treated as the basis of the platinum received by the Shareholder in the redemption.

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

Shareholders will be required to recognize the full amount of gain or loss upon a sale of platinum by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Trustee to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. Shareholders who are individuals, estates or trusts, or certain closely held corporations, however, may be subject to various limitations on their ability to use their allocable share of the Trust’s deductions and losses. For example, miscellaneous itemized deductions, including expenses for the production of income, are not currently deductible for taxable years beginning before January 1, 2026. Prospective Shareholders should consult their own tax advisers regarding the United States federal income tax consequences of holding Shares in light of their particular circumstance.

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

Investment by Regulated Investment Companies

Mutual funds and other investment vehicles which are “regulated investment companies” within the meaning of Code Section 851 should consult with their tax advisers concerning (i) the likelihood that an investment in Shares, although they are a “security” within the meaning of the Investment Company Act, may be considered an investment in the underlying platinum for purposes of Code Section 851(b), and (ii) the extent to which an investment in Shares might nevertheless be consistent with preservation of their qualification under Code Section 851.

Investment by Certain Retirement Plans

Section 408(m) of the Code provides that the purchase of a “collectible” as an investment for an IRA, or for a participant-directed account maintained under any plan that is tax-qualified under Section 401(a) of the Code (“Tax Qualified Account”), is treated as a taxable distribution from the account to the owner of the IRA, or to the participant for whom the Tax Qualified Account is maintained, of an amount equal to the cost to the account of acquiring the collectible. The IRS has issued private letter rulings which provide that the purchase of shares of trusts similar to the Trust by an IRA or a Tax Qualified Account will not constitute the acquisition of a collectible or be treated as resulting in a taxable distribution to the IRA owner or Tax Qualified Account participant under Code Section 408(m). However, if any of the Shares so purchased are distributed from an IRA or Tax Qualified Account to the IRA owner or plan participant, or if any platinum received by such IRA or Tax Qualified Account upon the redemption of any of the Shares purchased by it is distributed (or treated as distributed pursuant to Code Section 408(m)) to the IRA owner or plan participant, the Shares or platinum so distributed will be subject to federal income tax in the year of distribution, to the extent provided under the applicable provisions of Code Sections 408(d), 408(m) or 402. Private letter rulings are only binding on the IRS with respect to the taxpayer to which they were issued, and the Trust has neither requested nor obtained such a private letter ruling. Accordingly, potential IRA or Tax Qualified Account investors are urged to consult with their own professional advisors concerning the treatment of an investment in Shares under Code Section 408(m).

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

In contemplating an investment of a portion of Plan assets in Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan and the “Risk Factors” discussed above and whether such investment is consistent with its fiduciary responsibilities under ERISA or Other Law, including, but not limited to: (1) whether the investment is permitted under the Plan’s governing documents, (2) whether the fiduciary has the authority to make the investment, (3) whether the investment is consistent with the Plan’s investment and funding objectives, (4) the tax effects of the investment on the Plan (see, for example, “Investment by Retirement Plans” under “United States Federal Income Tax Consequences” above), and (5) whether the investment satisfies the exclusive purpose, prudence, and diversification requirements under ERISA or Other Law considering all relevant factors, including those discussed in this prospectus. In addition, ERISA and Code Section 4975 prohibit a broad range of transactions involving assets of a plan and persons who are fiduciaries or “parties in interest” under ERISA or “disqualified persons” under Section 4975 of the Code. A violation of these rules may result in the imposition of significant excise taxes under Section 4975 of the Code and other liabilities under ERISA. Plans subject to Other Law may be subject to similar restrictions.

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

This registration statement on Form S-1 and Preliminary Prospectus, as well as any Prospectus, relating to the Trust do not constitute an undertaking to provide either individualized investment advice or impartial investment advice by the Sponsor, and it is our intention to not act in a fiduciary capacity with respect to any Plan.

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

Item 1A. Risk Factors

Before making an investment decision, you should consider carefully the risks described below, as well as the other information included in this prospectus.

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

The Shares are designed to mirror as closely as possible the performance of the price of platinum bullion, and the value of the Shares relates directly to the value of the platinum held by the Trust, less the Trust’s liabilities (including estimated accrued but unpaid expenses). The price of platinum has fluctuated widely over the past several years. Several factors may affect the price of platinum, including:

-	Global platinum supply, which is influenced by such factors as production and cost levels in major platinum producing countries such as South Africa. Recycling, autocatalyst demand, industrial demand, jewelry demand and investment demand are also important drivers of platinum supply and demand;

-	Investors’ expectations with respect to the rate of inflation;

-	Currency exchange rates;

-	Interest rates;

-	Investment and trading activities of hedge funds and commodity funds; and

-	Global or regional political, economic or financial events and situations.

In addition, investors should be aware that there is no assurance that platinum will maintain its long-term value in terms of purchasing power in the future. In the event that the price of platinum declines, the Sponsor expects the value of an investment in the Shares to decline proportionately.

The Shares may trade at a price which is at, above or below the NAV per Share and any discount or premium in the trading price relative to the NAV per Share may widen as a result of non-concurrent trading hours between the NYSE Arca, London and COMEX.

The Shares may trade at, above or below the NAV per Share. The NAV per Share fluctuates with changes in the market value of the Trust’s assets. The trading price of the Shares fluctuates in accordance with changes in the NAV per Share as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours between the NYSE Arca and the major platinum markets. While the Shares trade on the NYSE Arca until 4:00 p.m. New York time, liquidity in the market for platinum is reduced after the close of the major world platinum markets, including London and the COMEX. As a result, during this time, trading spreads, and the resulting premium or discount on the Shares, may widen.

A possible “short squeeze” due to a sudden increase in demand of Shares that largely exceeds supply may lead to price volatility in the Shares.

Investors may purchase Shares to hedge existing platinum exposure or to speculate on the price of platinum. Speculation on the price of platinum may involve long and short exposures. To the extent aggregate short exposure exceeds the number of Shares available for purchase (for example, in the event that large redemption requests by Authorized Participants dramatically affect Share liquidity), investors with short exposure may have to pay a premium to repurchase Shares for delivery to Share lenders. Those repurchases may in turn, dramatically increase the price of the Shares until additional Shares are created through the creation process. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in Shares that are not directly correlated to the price of platinum.

Purchasing activity in the platinum market associated with the purchase of Baskets from the Trust may cause a temporary increase in the price of platinum. This increase may adversely affect an investment in the Shares.

Purchasing activity associated with acquiring the platinum required for deposit into the Trust in connection with the creation of Baskets may temporarily increase the market price of platinum, which will result in higher prices for the Shares. Temporary increases in the market price of platinum may also occur as a result of the purchasing activity of other market participants. Other platinum market participants may attempt to benefit from an increase in the market price of platinum that may result from increased purchasing activity of platinum connected with the issuance of Baskets. Consequently, the market price of platinum may decline immediately after Baskets are created. If the price of platinum declines, the trading price of the Shares may also decline.

The Shares and their value could decrease if unanticipated operational or trading problems arise.

There may be unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares that could have a material adverse effect on an investment in the Shares. In addition, although the Trust is not actively “managed” by traditional methods, to the extent that unanticipated operational or trading problems or issues arise, the Sponsor’s past experience and qualifications may not be suitable for solving these problems or issues.

Discrepancies, disruptions or unreliability of the LBMA Platinum Price could impact the value of the Trust’s platinum and the market price of the Shares.

The Trustee values the Trust’s platinum pursuant to the LBMA Platinum Price. In the event that the LBMA Platinum Price proves to be an inaccurate benchmark, or the LBMA Platinum Price varies materially from the prices determined by other mechanisms for valuing platinum, the value of the Trust’s platinum and the market price of the Shares could be adversely impacted. Any future developments in the LBMA Platinum Price, to the extent it has a material impact on the LBMA Platinum Price, could adversely impact the value of the Trust’s platinum and the market price of the Shares. It is possible that electronic failures or other unanticipated events may occur that could result in delays in the announcement of, or the inability of the benchmark to produce, the LBMA Platinum Price on any given date. Furthermore, any actual or perceived disruptions that result in the perception that the LBMA Platinum Price is vulnerable to actual or attempted manipulation could adversely affect the behavior of market participants, which may have an effect on the price of platinum. If the LBMA Platinum Price is unreliable for any reason, the price of platinum and the market price for the Shares may decline or be subject to greater volatility.

The amount of platinum represented by each Share will decrease over the life of the Trust due to the sales of platinum necessary to pay the Sponsor’s Fee and Trust expenses. Without increases in the price of platinum sufficient to compensate for that decrease, the price of the Shares will also decline and you will lose money on your investment in Shares.

Although the Sponsor has agreed to assume all organizational and certain ordinary expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay legal fees and expenses of the Trust not in excess of $500,000 per annum. Any legal fees and expenses in excess of that amount will be the responsibility of the Trust.

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

Several factors may have the effect of causing a decline in the prices of platinum and a corresponding decline in the price of Shares. Among them:

-	Autocatalysts, automobile components that use platinum accounted for approximately 39% of the global demand in platinum for 2021. Should global automobile sales decline, the demand for platinum may fall and impact the price of platinum and affect the price of the Shares.

-	A significant increase in platinum hedging activity by platinum producers. Should there be an increase in the level of hedge activity of platinum producing companies, it could cause a decline in world platinum prices, adversely affecting the price of the Shares.

-	A significant change in the attitude of speculators, investors and central banks towards platinum. Should the speculative community take a negative view towards platinum or central banking authorities determine to sell national platinum reserves, either event could cause a decline in world platinum prices, negatively impacting the price of the Shares.

-	To the extent existing exchange traded vehicles (“ETVs”) tracking platinum markets represent a significant proportion of demand for physical platinum bullion, large redemptions of the securities of these ETVs could negatively affect physical platinum bullion prices and the price and NAV of the Shares.

-	A widening of interest rate differentials between the cost of money and the cost of platinum could negatively affect the price of platinum which, in turn, could negatively affect the price of the Shares.

-	A combination of rising money interest rates and a continuation of the current low cost of borrowing platinum could improve the economics of selling platinum forward. This could result in an increase in hedging by platinum mining companies and short selling by speculative interests, which would negatively affect the price of platinum. Under such circumstances, the price of the Shares would be similarly affected.

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

As an owner of Shares, you will not have the protections normally associated with ownership of shares in an investment company registered under the Investment Company Act, or the protections afforded by the Commodity Exchange Act.

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

The Trust does not hold or trade in commodity futures contracts, “commodity interests”, or any other instruments regulated by the Commodity Exchange Act, as administered by the CFTC and the National Futures Association (the “NFA”). Furthermore, the Trust is not a commodity pool for purposes of the Commodity Exchange Act and the Shares are not “commodity interests”. Consequently, the Trustee and Sponsor are not subject to registration as commodity pool operators or commodity trading advisors with respect to the Trust or the Shares. The owners of Shares do not receive the Commodity Exchange Act disclosure document and certified annual report required to be delivered by a registered commodity pool operator or a commodity trading advisor with respect to the Trust, and the owners of Shares do not have the regulatory protections provided to investors in commodity pools operated by registered commodity pool operators or advised by commodity trading advisors.

An investment in the Shares may be adversely affected by competition from other methods of investing in platinum.

The Trust competes with other financial vehicles, including traditional debt and equity securities issued by companies in the platinum industry and other securities backed by or linked to platinum, direct investments in platinum and investment vehicles similar to the Trust. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in platinum directly, which could limit the market for the Shares and reduce the liquidity of the Shares.

The price of platinum may be affected by the sale of ETVs tracking the platinum market.

To the extent existing ETVs tracking the platinum market represent a significant proportion of demand for physical platinum, large redemptions of the securities of these ETVs could negatively affect physical platinum prices and the price and NAV of the Shares.

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

In addition, the ability of the Trustee to monitor the performance of the Custodian may be limited because under the Custody Agreements, the Trustee and the Sponsor have only limited rights to visit the premises of the Custodian for the purpose of examining the Trust’s platinum bars and certain related records maintained by the Custodian.

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

The Sponsor or its affiliates and associates currently engage in, and may in the future engage in, the promotion, management or investment management of other accounts, funds or trusts that invest primarily in physical platinum bullion or other precious metals. Although officers and professional staff of the Sponsor’s management intend to devote as much time to the Trust as is deemed appropriate to perform their duties, the Sponsor’s management may allocate their time and services among the Trust and the other accounts, funds or trusts. The Sponsor will provide any such services to the Trust on terms not less favorable to the Trust than would be available from a non-affiliated party.

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

The COVID-19 outbreak has had and may continue to have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the financial markets. For instance, the suspension of operations of mines, refineries and vaults that extract, produce or store platinum, restrictions on travel that delay or prevent the transportation of platinum, and an increase in demand for platinum may disrupt supply chains for platinum, which could cause secondary market spreads to widen and compromise our ability to make settlements on time. Any inability of the Trust to issue or redeem Shares or the Custodian or any sub-custodian to receive or deliver platinum as a result of the outbreak will negatively affect the Trust’s operations.

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

War and other geopolitical events, including but not limited to the war between Russia and Ukraine or the war between Israel and Hamas, outbreaks or public health emergencies (as declared by the World Health Organization), the continuation or expansion of war or other hostilities, or a prolonged government shutdown may cause volatility in the price of platinum due to the importance of a country or region to the platinum market, market access restrictions imposed on some local platinum producers and refiners, potential impacts to global transportation and shipping and other supply chain disruptions. These events are unpredictable and may lead to extended periods of price volatility.

The operations of the Trust, the exchanges, brokers and counterparties with which the Trust does business, and the markets in which the Trust does business could be severely disrupted in the event of a major terrorist attack, cyber-attack, data breach, outbreak or public health emergency as declared by the World Health Organization (such as the spread of the novel coronavirus known as COVID-19), or the continuation or expansion of war or other hostilities.

In late February 2022, Russia launched an invasion of Ukraine, significantly amplifying already existing geopolitical tensions among Russia and other countries in the region and in the west. The responses of countries and political bodies to Russia’s actions, the larger overarching tensions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the price of platinum and the share price of the Trust. The conflict in Ukraine, along with global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict beyond Ukraine’s borders, could disturb the platinum market. Russia is one of the world’s largest platinum producer, mining around 19.6 tonnes of platinum, or around 11% of the total mined worldwide. On March 6, 2022, the LBMA suspended its accreditation of six Russian precious metals refiners, hence suspending their access the world’s largest gold market. War and other geopolitical events in eastern Europe, including but not limited to Russia and Ukraine, may cause volatility in commodity prices including precious metals prices. These events are unpredictable and may lead to extended periods of price volatility.

Global terrorist attacks, anti-terrorism initiatives, and political unrest, as well as the adverse impact the COVID-19 pandemic has had on the global and U.S. markets and economy, continue to fuel concerns. For example, the COVID-19 pandemic may continue to adversely impact the level of services currently provided by the U.S. government, could weaken the U.S. economy, and interfere with the commodities markets that rely upon data published by U.S. federal government agencies. The types of events discussed above, including the COVID-19 pandemic, are highly disruptive to economies and markets and have recently led, and may continue to lead, to increased market volatility and significant market losses.

More generally, a climate of uncertainty and panic, including the contagion of the COVID-19 virus and other infectious viruses or diseases, may adversely affect global, regional, and local economies and reduce the availability of potential investment opportunities, and increases the difficulty of performing due diligence and modeling market conditions, potentially reducing the accuracy of financial projections. Under these circumstances, the Trust may have difficulty achieving its investment objective which may adversely impact performance. Further, such events can be highly disruptive to economies and markets, significantly disrupt the operations of individual companies (including, but not limited to, the Sponsor and third party service providers), sectors, industries, markets, securities and commodity exchanges, currencies, interest and inflation rates, credit ratings, investor sentiment, and other factors affecting the value of the Trust’s assets. These factors could cause substantial market volatility, exchange trading suspensions and closures that could impact the ability of the Trust to complete redemptions and otherwise affect Trust performance and Trust trading in the secondary market. A widespread crisis may also affect the global economy in ways that cannot necessarily be foreseen at the current time. How long such events will last and whether they will continue or recur cannot be predicted. Impacts from these events could have significant impact on the Trust’s performance, resulting in losses to your investment. The current and future global economic impact may cause the underlying assumptions and expectations of the Trust to become outdated quickly or inaccurate, resulting in significant losses.

Risks Relating to Prior Securities Issuances

Issuances of the Trust’s securities are subject to federal and state securities laws, and certain holders of shares of beneficial interest issued by the Trust may be entitled to rescission.

Issuances of securities are subject to federal and state securities laws. Between November 1, 2020 and December 14, 2020, the Trust issued an aggregate of 400,000 shares representing units of fractional undivided beneficial interests in the net assets of the Trust. During such period, the Trust’s Registration Statement on Form S-1 (File No. 333-221325) to register the November Shares was not “current” because the registration statement had not been amended to include the Trust’s most recent audited financial statements. As a result, the sales of the November Shares were not registered under federal and state securities laws. Consequently, purchasers of the November Shares may seek to rescind the sales, in which case the Trust could be liable for rescission payments to them in the amount of their aggregate original purchase price plus applicable interest. If one or more holders were to successfully seek such rescission or prevail in any such suit, the Trust’s financial condition and results of operations may be adversely affected. As of the date hereof, the Trust has not received any claims for rescission or damages or claims relating to any other liability stemming from the Trust’s issuance of the November Shares.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2025:

Fiscal Year Ended June 30, 2025: Quarter Ended

	High	Low
September 2024	$9.97	$8.79
December 2024	$10.14	$8.72
March 2025	$9.71	$8.94
June 2025	$13.65	$8.87

The number of outstanding Shares of the Trust as of August 08, 2025 was 700,000.

Fiscal Year Ended June 30, 2025: Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2024	$9.97	$9.09
August 2024	$9.49	$8.85
September 2024	$9.80	$8.79
October 2024	$10.14	$9.22
November 2024	$9.81	$8.98
December 2024	$9.21	$8.72
January 2025	$9.49	$8.94
February 2025	$9.68	$9.15
March 2025	$9.71	$9.22
April 2025	$9.60	$8.87
May 2025	$10.60	$9.26
June 2025	$13.65	$10.41

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2025:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
July 2024	-	-
August 2024	-	-
September 2024	-	-
October 2024	-	-
November 2024	-	-
December 2024	200,000	0.009655
January 2025	-	-
February 2025	-	-
March 2025	150,000	0.009649
April 2025	-	-
May 2025	-	-
June 2025	650,000	0.009639
Total	1,000,000	0.009644

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2025	June 30, 2024
(Amounts in 000’s of US$, except per Share data)
Total assets	$88,487	$43,136
Total gain / (loss) on platinum	$20,328	$4,956
Change in net assets from operations	$20,085	$4,768
Weighted average number of Shares (in 000’s)	5,057	4,139
Net increase / (decrease) in net assets per Share	$3.97	$1.15

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

NAV per Share vs. 1/100th platinum price from the January 11, 2018 (the Date of Inception) to June 30, 2025(1)

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

	June 30, 2025	June 30, 2024
(Amounts in 000’s of US$)
Investment in platinum - cost	$65,762	$43,369
Unrealized gain / (loss) on investment in platinum	19,473	(233)
Investment in platinum - fair value	$85,235	$43,136

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 30, 2025.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2025 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	June 30, 2025	June 30, 2024
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$20,328	$4,956
Change in net assets from operations	$20,085	$4,768
Net increase (decrease) in net assets per share	$3.97	$1.15

Fiscal year ended June 30, 2025

The Trust’s NAV increased from $ 43,119,274 on June 30, 2024 to $ 85,206,010 on June 30, 2025, a 97.61% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares from 4,400,000 Shares on June 30, 2024 to 6,550,000 Shares on June 30, 2025, a result of 3,150,000 Shares (63 Baskets) being created and 1,000,000 Shares (20 Baskets) being redeemed during that period (a 48.86% increase), as well as an increase in the platinum price from $1,012 per ounce on June 30, 2024 to $1,350 per ounce on June 30, 2025, a 33.40% increase.

The NAV per Share increased 32.76% from $ 9.80 on June 30, 2024 to $13.01 on June 30, 2025. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $242,983 for the year, or 0.50 % of the Trust’s assets on an annualized basis.

Fiscal year ended June 30, 2024

The Trust’s NAV increased from $ 34,919,057 on June 30, 2023 to $ 43,119,274 on June 30, 2024, a 23.48% decrease for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares from 4,000,000 Shares on June 30, 2023 to 4,400,000 Shares on June 30, 2024, a result of 850,000 Shares (17 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during that period

The NAV per Share increased 12.26% from $ 8.73 on June 30, 2023 to $9.80 on June 30, 2024. The price per ounce of platinum increased 12.82% $ 897 on June 30, 2023 to $1,012 on June 30, 2024. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $187,695 for the year, or 0.50% of the Trust’s assets on an annualized basis

Fiscal year ended June 30, 2023

The Trust’s NAV decreased from $44,801,455 on June 30, 2022 to $34,919,057 on June 30, 2023, a 22.1% decrease for the year. The decrease in the Trust’s NAV resulted primarily from a decrease in outstanding Shares from 5,050,000 Shares on June 30, 2022 to 4,000,000 Shares on June 30, 2023, a result of 350,000 Shares (7 Baskets) being created and 1,400,000 Shares (28 Baskets) being redeemed during that period

The NAV per Share decreased 1.6% from $8.87 on June 30, 2022 to $8.73 on June 30, 2023. The price per ounce of platinum decreased 1.1% from $907.00 on June 30, 2022 to $897 on June 30, 2024. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $216,715 for the year, or 0.50% of the Trust’s assets on an annualized basis.

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2025

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	June 30, 2025
Expenses
Sponsor’s Fee	$52	$55	$62	$74	$243
Total expenses	52	55	62	74	243
Net investment loss	(52)	(55)	(62)	(74)	(243)

Net realized and unrealized gain (loss)
Realized gain/(loss) on platinum sold to pay expenses	(3)	(4)	(2)	3	(6)
Realized gain/(loss) on platinum distributed for the redemption of Shares	-	(154)	(25)	807	628
Change in unrealized gain / (loss) on investment in platinum	(1,149)	(3,173)	4,096	19,932	19,706
Total gain / (loss) on platinum	(1,152)	(3,331)	4,069	20,742	20,328

Change in net assets from operations	$(1,204)	$(3,386)	$4,007	$20,668	$20,085

Net increase / (decrease) in net assets per Share	$(0.27)	$(0.71)	$0.75	$3.59	$3.97

Weighted average number of Shares (000’s)	4,400	4,739	5,342	5,763	5,057

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	June 30, 2024
EXPENSES
Sponsor’s Fee	$47	$45	$45	$51	$188
Total expenses	47	45	45	51	188
Net investment loss	(47)	(45)	(45)	(51)	(188)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(6)	(6)	(5)	(3)	(20)
Realized gain/(loss) on platinum distributed for the redemption of Shares	(168)	(44)	-	1	(211)
Change in unrealized gain / (loss) on investment in platinum	1,487	3,353	(3,875)	4,222	5,187
Total gain / (loss) on platinum	1,313	3,303	(3,880)	4,220	4,956

Change in net assets from operations	$1,266	$3,258	$(3,925)	$4,169	$4,768

Net increase / (decrease) in net assets per Share	$0.31	$0.80	$(0.96)	$0.98	$1.15

Weighted average number of Shares (000’s)	4,120	4,059	4,108	4,268	4,139

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2023

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	June 30, 2023
EXPENSES
Sponsor’s Fee	$54	$54	$57	$52	$217
Total expenses	54	54	57	52	217
Net investment loss	(54)	(54)	(57)	(52)	(217)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(10)	(5)	(2)	- (1)	(17)
Realized gain/(loss) on platinum distributed for the redemption of Shares	(739)	(4)	(108)	615	(236)
Change in unrealized gain / (loss) on investment in platinum	(1,426)	9,176	(3,791)	(2,820)	1,139
Total gain / (loss) on platinum	(2,175)	9,167	(3,901)	(2,205)	886

Change in net assets from operations	$(2,229)	$9,113	$(3,958)	$(2,257)	$669

Net increase / (decrease) in net assets per Share	$(0.45)	$1.98	$(0.84)	$(0.54)	$0.15

Weighted average number of Shares (000’s)	4,904	4,603	4,731	4,138	4,595

(1)	Amounts do not round to $1

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2025, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2025. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2024.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker, LLP, for the fiscal years ended June 30, 2025 and 2024 respectively:

	June 30, 2025	June 30, 2024

Audit fees – Tait, Weller & Baker	$23,500	$23,000

	$23,500	$23,000

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 08, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 08, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2025

taitweller.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Platinum Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of GraniteShares Platinum Trust (the “Trust”), including the schedules of investments, as of June 30, 2025 and 2024, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2025 and 2024, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the management of GraniteShares LLC (the Trust’s sponsor). Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We have served as the auditor of one or more GraniteShares LLC investment companies since 2019.

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As disclosed in the schedule of investments, as of June 30, 2025, the Trust’s market value of platinum holdings was $85,235,432 representing 100.03% of the Trust’s net assets and 63,137.357 ounces of platinum holdings. The investments in platinum was held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of platinum holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of platinum held by the Custodian.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s platinum holdings held by the Custodian as of June 30, 2025. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also obtained the results of the physical count and brand purity of the Trust’s platinum holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP
Philadelphia, Pennsylvania
August 08, 2025

GRANITESHARES PLATINUM TRUST

Statements of Assets and Liabilities

At June 30, 2025 and 2024

Amounts in 000’s of US$ except share and per share data	June 30, 2025	June 30, 2024
Assets
Investment in platinum, at fair value(1)	$85,235	$43,136
Platinum receivable for fund shares sold	$3,252	$-
Total Assets	$88,487	$43,136
Liabilities
Payable for platinum purchased	$3,252
Fees payable to Sponsor	$29	$17
Total Liabilities	3,281	17
Net Assets	$85,206	$43,119
Shares issued and outstanding(2)	6,550,000	4,400,000
Net asset value per Share	$13.01	$9.80

(1)	Cost of investment in platinum: $65,762 and $43,369, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedules of Investments

At June 30, 2025 and 2024

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2025	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	63,137.357	$65,762	$85,235	100.03%
Total investment		$65,762	$85,235	100.03%
Liabilities in excess of other assets			$(29)	(0.03)%
Net assets			$85,206	100.00%

June 30, 2024	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	42,625.054	$43,369	$43,136	100.04%
Total investment		$43,369	$43,136	100.04%
Liabilities in excess of other assets			$(17)	(0.04)%
Net assets			$43,119	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Operations

For the years ended June 30, 2025, 2024 and 2023

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2025	Year Ended June 30, 2024	Year Ended June 30, 2023

Expenses
Sponsor fees	$243	$188	$217
Total expenses	243	188	217
Net investment loss	(243)	(188)	(217)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum sold to pay expenses	(6)	(20)	(17)
Platinum distributed for the redemption of Shares	628	(211)	(236)
Net realized gain (loss)	622	(231)	(253)
Net change in unrealized appreciation (depreciation)	19,706	5,187	1,139
Net realized and unrealized gain (loss)	20,328	4,956	886
Net increase (decrease) in net assets resulting from operations	$20,085	$4,768	$669

Net increase (decrease) in net assets per share	$3.97	$1.15	$0.15
Weighted average number of shares (in 000’s)	5,057	4,139	4,595

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2025, 2024 and 2023

Amounts in 000’s of US$	Year Ended June 30, 2025	Year Ended June 30, 2024	Year Ended June 30, 2023
Net Assets – beginning of year	$43,119	$34,919	$44,801
Creation of 3,150,000, 850,000 and 350,000 shares respectively	32,318	7,695	3,392
Redemption of (1,000,000), (450,000), and (1,400,000) shares respectively	(10,316)	(4,263)	(13,943)
Net investment income (loss)	(243)	(188)	(217)
Net realized gain (loss) from platinum bullion sold to pay expenses	(6)	(20)	(17)
Net realized gain (loss) from platinum bullion distributed for redemptions	628	(211)	(236)
Net change in unrealized gain (loss) on investment in platinum bullion	19,706	5,187	1,139
Net Assets – end of year	$85,206	$43,119	$34,919

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the years ended June 30, 2025, 2024 and 2023

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2025	Year Ended June 30, 2024	Year Ended June 30, 2023

Net asset value per Share at beginning of year	$9.80	$8.73	$8.87
Net investment income (loss)(1)	(0.05)	(0.05)	(0.05)
Net realized and unrealized gain (loss) on investment in platinum	3.26	1.12	(0.09)
Net change in net assets from operations	3.21	1.07	(0.14)
Net asset value per Share at end of year	$13.01	$9.80	$8.73

Market value per Share at the end of the year	$13.00	$9.67	$8.84

Total return ratio, at net asset value	32.76%	12.26%	(1.58)%
Total return ratio, at market price	34.44%	9.39%	0.68%

Net assets ($000’s)	$85,206	$43,119	$34,919

Ratio to average net assets
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2025

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

2. Basis of Accounting and Significant Accounting Policies

The Sponsor has determined that the Trust falls within the scope of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies, and has concluded that for reporting purposes, the Trust is classified as an Investment Company. The Trust is not registered as an investment company under the Investment Company Act of 1940, as amended and is not required to register under such act.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.81% and 99.84% of platinum is in the form of good delivery platinum bars as of June 30, 2025 and 2024, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$85,235	$–	$–
Total	$85,235	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2024	Level 1	Level 2	Level 3
Investment in Platinum	$43,136	$–	$–
Total	$43,136	$–	$–

There were no transfers between Level 1 and other Levels for the years ended June 30, 2025 and 2024.

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

The fees payable to the Sponsor were $29,422 as of June 30, 2025 and $17,280 as of June 30, 2024. The Sponsor’s Fee was $242,983 for the year ended June 30, 2025, or 0.50% of the Trust’s assets on an annualized basis, $187,695 for the year ended June 30, 2024, or 0.50% of the Trust’s assets on an annualized basis, and $216,715 for the year ended June 30, 2023, or 0.50% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the years ended June 30, 2025, 2024 and 2023.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2025 and June 30, 2024.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2025, the 2025, 2024, 2023 and 2022 tax years remain open for examination.

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

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2025.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	43,136
Platinum contributed	30,391.246	32,318
Platinum distributed	(9,878.943)	(9,925)
Change in unrealized appreciation (depreciation)	–	19,706
Ending balance as of June 30, 2025	63,137.357	85,235

Changes in ounces of platinum and their respective values for the year ended June 30, 2024.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2023	38,945.929	34,934
Platinum contributed	8,255.423	7,695
Platinum distributed	(4,576.298)	(4,680)
Change in unrealized appreciation (depreciation)	–	5,187
Ending balance as of June 30, 2024	42,625.054	43,136

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

