Form 10-Q
period 2025-09-30
GraniteShares Platinum Trust
filed 2025-11-04
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 03, 2025, the Registrant had 9,300,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2025

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$ except share and per share data	September 30, 2025	June 30, 2025
	(Unaudited)
Assets
Investment in platinum, at fair value (1)	$129,315	$85,235
Platinum receivable for fund shares sold	$3,780	$3,252
Total Assets	$133,095	$88,487
Liabilities
Payable for platinum purchased	$3,780	$3,252
Fees payable to Sponsor	$41	$29
Total Liabilities	3,821	3,281
Net Assets	$129,274	$85,206
Shares issued and outstanding (2)	8,550,000	6,550,000
Net asset value per Share	$15.12	$13.01

(1)	Cost of investment in platinum: $94,108 and $65,762, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2025 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	82,314.102	$94,108	$129,315	100.03%
Total investment		$94,108	$129,315	100.03%
Liabilities in excess of other assets			$(41)	(0.03)%
Net assets			$129,274	100.00%

June 30, 2025	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	63,137.357	$65,762	$85,235	100.03%
Total investment		$65,762	$85,235	100.03%
Liabilities in excess of other assets			$(29)	(0.03)%
Net assets			$85,206	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three months ended September 30, 2025 and 2024

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Expenses
Sponsor fees	$117	$52
Total expenses	117	52
Net investment loss	(117)	(52)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	23	(3)
Platinum bullion distributed for the redemption of Shares	137	-
Net realized gain (loss)	160	(3)
Net change in unrealized appreciation (depreciation)	15,734	(1,149)
Net realized and unrealized gain (loss)	15,894	(1,152)
Net increase (decrease) in net assets resulting from operations	$15,777	$(1,204)

Net increase (decrease) in net assets per share	$2.26	$(0.27)
Weighted average number of shares (in 000’s)	6,981	4,400

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three months ended September 30, 2025 and 2024

Amounts in 000’s of US$	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024

Net Assets – beginning of the period	$85,206	$43,119
Creations of 2,050,000 and 0 shares respectively	28,940	-
Redemptions of 50,000 and 0 shares respectively	(649)	-
Net investment income (loss)	(117)	(52)
Net realized gain (loss) from platinum bullion sold to pay expenses	23	(3)
Net realized gain (loss) from platinum bullion distributed for redemptions	137	-
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	15,734	(1,149)
Net Assets – end of period	$129,274	$41,915

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three months ended September 30, 2025 and 2024

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net asset value per Share at beginning of period	$13.01	$9.80
Net investment loss (1)	(0.02)	(0.01)
Net realized and unrealized gain (loss) on investment in platinum bullion	2.13	(0.26)
Net change in net assets from operations	2.11	(0.27)
Net asset value per Share at end of period	$15.12	$9.53
Market value per Share at end of period	$15.11	$9.51
Total return ratio, at net asset value(2)	16.22%	(2.76)%
Total return ratio, at market price(2)	16.23%	(1.69)%
Net assets ($000’s)	$129,274	$41,915

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

2.1. Custody and Fair Valuation of Platinum

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.99% and 99.97% of platinum is in the form of good delivery platinum bars as of September 30, 2025 and 2024, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$129,315	$–	$–
Total	$129,315	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$85,235	$–	$–
Total	$85,235	$–	$–

There were no transfers between Level 1 and other Levels for the period ended September 30, 2025 and the year ended June 30, 2025.

2.2. Expenses, realized gains and losses

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

As of the period ended September 30, 2025, the fees payable to the Sponsor were $41,355 As of the year ended June 30, 2025, the fees payable to the Sponsor were $29,422.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2025 and 2024.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2025 and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2025, the 2025, 2024, 2023 and 2022 tax years remain open for examination.

2.6. Recently Issued Accounting Pronouncement

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

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended September 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	63,137.357	85,235
Platinum contributed	19,734.898	28,940
Platinum distributed	(558.153)	(594)
Change in unrealized appreciation (depreciation)	–	15,734
Ending balance as of September 30, 2025	82,314.102	129,315

Changes in ounces of platinum and their respective values for the year ended June 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	43,136
Platinum contributed	30,391.246	32,318
Platinum distributed	(9,878.943)	(9,925)
Change in unrealized appreciation (depreciation)	–	19,706
Ending balance as of June 30, 2025	63,137.357	85,235

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $85,206,010 on June 30, 2025 to $129,274,099 on September 30, 2025, a 51.7% increase. The Trust’s net asset value increased due to the positive change in the price of platinum, which moved from $1,350.00 on June 30, 2025 to $1,571.00 on September 30, 2025, or 16.37%, as well as an increase of 2,000,000 shares outstanding, resulting from 41 baskets created and 1 basket redeem (each basket is equal to 50,000 shares) or 30.53%.

The 16.22% increase in the Trust’s net asset value per share, from $13.01 on June 30, 2025 to $15.12 on September 30, 2025 is directly related to the 2.67% price went up need updated language 16.37% increase in price of platinum decrease in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $116,861 for the quarter, or 0.5% of the Trust’s average weighted net assets of $93,201,357 during the quarter. The net asset value per share of $15.29 on September 29, 2025 was the highest during the quarter, compared with a low during the quarter of $12.54 on August 01, 2025.

The net increase in net assets resulting from operations for the quarter ended September 30, 2025 was $15,776,940, resulting from an unrealized gain on investment in platinum bullion of $15,733,856, a gain of $159,945 on metal sold to cover redemption orders and Sponsor’s fees, and the Sponsor’s fees of $116,861. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2025:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2025	-	-	-
August 2025	1	50,000	0.0096293
September 2025	-	-	-
Total	1	50,000	0.0096293

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 03, 2025	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 03, 2025	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*	The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

