Form 10-Q/A
period 2025-09-30
GraniteShares Platinum Trust
filed 2025-11-04
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

The 16.22% increase in the Trust’s net asset value per share, from $13.01 on June 30, 2025 to $15.12 on September 30, 2025 is directly related to the 16.37% increase in the price of platinum.

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

