Form 10-Q
period 2025-12-31
GraniteShares Platinum Trust
filed 2026-02-04
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2025

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

As of February 04, 2026, the Registrant had 13,900,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2025

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At December 31, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except share and per share data	December 31, 2025	June 30, 2025
	(unaudited)
Assets
Investment in platinum, at fair value (1)	$233,901	$85,235
Platinum receivable for fund shares sold	-	3,252
Total Assets	$233,901	$88,487

Liabilities
Payable for platinum purchased	$-	$3,252
Fees payable to Sponsor	77	29
Total Liabilities	77	3,281
Net Assets	$233,824	$85,206

Shares issued and outstanding (2)	12,000,000	6,550,000
Net asset value per Share	$19.49	$13.01

(1)	Cost of investment in platinum: $159,805 and $65,762, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At December 31, 2025 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except for ounces and percentages

December 31, 2025 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	115,392.740	$159,805	$233,901	100.03%
Total investment		$159,805	$233,901	100.03%
Liabilities in excess of other assets			$(77)	(0.03)%
Net Assets			$233,824	100.00%

June 30, 2025	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	63,137.357	$65,762	$85,235	100.03%
Total investment		$65,762	$85,235	100.03%
Liabilities in excess of other assets			$(29)	(0.03)%
Net assets			$85,206	100.00%

See Notes to the Financial Statements

Statements of Operations (Unaudited)

For the three and six months ended December 31, 2025, and 2024

Amounts in 000’s of US$, except per share data	Three Months Ended December 31, 2025	Three Month Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024

Expenses
Sponsor fees	$195	$55	$312	$107
Total expenses	195	55	312	107
Net investment loss	(195)	(55)	(312)	(107)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	44	(4)	67	(7)
Platinum bullion distributed for the redemption of Shares	444	(154)	581	(154)
Net realized gain (loss)	488	(158)	648	(161)
Net change in unrealized appreciation (depreciation)	38,889	(3,173)	54,623	(4,322)
Net realized and unrealized gain (loss)	39,377	(3,331)	55,271	(4,483)
Net increase (decrease) in net assets resulting from operations	$39,182	$(3,386)	$54,959	$(4,590)

Net increase (decrease) in net assets per share	$4.12	$(0.71)	$6.67	$(1.00)
Weighted average number of shares (in 000’s)	9,500	4,739	8,240	4,569

See Notes to the Financial Statements

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended December 31, 2025 and 2024

Amounts in 000’s of US$	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024

Net Assets – beginning of period	$129,274	$41,915	$85,206	$43,119
Creations of 3,550,000, 1,000,000, 5,600,000 and 1,000,000 shares respectively	66,954	9,163	95,894	9,163
Redemptions of 100,000, 200,000, 150,000 and 200,000 shares respectively	(1,586)	(1,787)	(2,235)	(1,787)
Net investment income (loss)	(195)	(55)	(312)	(107)
Net realized gain (loss) from platinum bullion sold to pay expenses	44	(4)	67	(7)
Net realized gain (loss) from platinum bullion distributed for redemptions	444	(154)	581	(154)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	38,889	(3,173)	54,623	(4,322)
Net Assets – end of period	$233,824	$45,905	$233,824	$45,905

See Notes to the Financial Statements

Financial Highlights (Unaudited)

For the three and six months ended December 31, 2025 and 2024

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024	Six Months Ended December 31, 2025	Six Months Ended December 31, 2024
Net asset value per Share at beginning of period	$15.12	$9.53	$13.01	$9.80
Net investment income (loss)(1)	(0.02)	(0.01)	(0.04)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum bullion	4.39	(0.69)	6.52	(0.95
Net change in net assets from operations	4.37	(0.70)	6.48	(0.97)
Net asset value per Share at end of period	$19.49	$8.83	$19.49	$8.83

Market value per Share at end of period	$19.73	$8.79	$19.73	$8.79

Total return ratio, at net asset value(2)	28.90%	(7.35)%	49.81%	(9.90)%
Total return ratio, at market price(2)	30.58%	(7.57)%	51.77%	(9.10)%

Net assets ($000’s)	$233,824	$45,905	$233,824	$45,905

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.88% and 99.95% of platinum is in the form of good delivery platinum bars as of December 31, 2025 and 2024, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
December 31, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$233,901	$–	$–
Total	$233,901	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$85,235	$–	$–
Total	$85,235	$–	$–

There were no transfers between Level 1 and other Levels for the period ended December 31, 2025 and the fiscal year ended June 30, 2025.

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

As of period ended of December 31, 2025, the fees payable to the Sponsor were $76,745. As of the fiscal year ended June 30, 2025, the fees payable to the Sponsor were $29,422.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months and six months ended December 31, 2025 and 2024.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of December 31, 2025, and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of December 31, 2025, the 2025, 2024 and 2023 tax years remain open for examination.

2.6 Segment Reporting

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

2.7 Recently Issued Accounting Pronouncement

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740) Improvements to Income Tax Disclosures, which amends quantitative and qualitative income tax disclosure requirements in order to increase disclosure consistency, bifurcate income tax information by jurisdiction and remove information that is no longer beneficial. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The Trust’s Management is evaluating the impacts of these changes on the Trust’s financial statements.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended December 31, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	63,137.357	85,235
Platinum contributed	53,872.826	95,894
Platinum distributed	(1,617.443)	(1,851)
Change in unrealized appreciation (depreciation)	-	54,623
Ending balance as of December 31, 2025	115,392.740	233,901

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2025:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	43,136
Platinum contributed	30,391.246	32,318
Platinum distributed	(9,878.943)	(9,925)
Change in unrealized appreciation (depreciation)	–	19,706
Ending balance as of June 30, 2025	63,137.357	85,235

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

Results of Operations

The Quarter Ended December 31, 2025

During the quarter the Trust’s net asset value increased by 80.9% from $129,274,099 on September 30, 2025, to $233,824,339 on December 31, 2025. The increase in the Trust’s net asset value was due to (i) an increase in the price of platinum from $1,571.00 on September 30, 2025, to $2,027.00 on December 31, 2025, and (ii) an increase in the number of Shares outstanding from 8,550,000 on September 30, 2025, to 12,000,000 on December 31, 2025. The net 3,450,000 shares increase was the result of 71 creation orders and 2 redemption orders (50,000 shares per creation and redemption).

The 28.9% increase in the Trust’s net asset value per share from $15.12 on September 30, 2025, to $19.49 on December 31, 2025, is directly related to the 29.0% increase in the price of platinum.

The Trust’s net asset value per share increase slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $194,905 for the period, or 0.13% of the Trust’s average weighted net assets of $154,675,188 during the period. The net asset value per share of $22.06 on December 24, 2025, was the highest during the period, compared with a low during the period of $14.64 on November 21, 2025.

The net increase in net assets resulting from operations for the quarter ended December 31, 2025, was $39,182,189, resulting primarily from an unrealized gain on investment in platinum bullion of $38,888,573, increased by a gain of $488,521 on metal sold to cover redemption orders and Sponsor’s fees but negatively affected by the Sponsor’s fees of $194,905. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Six Months Ended December 31, 2025

The Trust’s net asset value increased by 174.4% from $85,206,010 on June 30, 2025, to $233,824,339 on December 31, 2025. The increase in the Trust’s net asset value was due to an increase in the number of Shares outstanding from 6,550,000 on June 30, 2025, to 12,000,000 on December 31, 2025. The net 5,450,000 shares increase was the result of 112 creation orders and 3 redemption orders (50,000 shares per creation and redemption). The Trust’s net asset value was also positively impacted by the price of platinum, which increased 50.1% from $1,350.00 on June 30, 2025, to $2,027.00 on December 31, 2025.

The 49.8% increase in the Trust’s net asset value per share from $13.01 on June 30, 2025, to $19.49 on December 31, 2025, is directly related to the 50.1% increase in the price of platinum.

The Trust’s net asset value per share increased slightly less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $311,766 for the period, or 0.25% of the Trust’s average weighted net assets of $123,699,082 during the period. The net asset value per share of $22.06 on December 24, 2025, was the highest during the period, compared with a low during the period of $12.54 on August 01, 2025.

Net increase in net assets resulting from operations for the six-month period ended December 31, 2025, was $54,959,128, resulting primarily from an unrealized gain on investment in platinum bullion of $54,622,429, increased by a gain of $648,465 on metal sold to cover redemption orders and Sponsor’s fees but negatively affected by the Sponsor’s fees of $311,766. Other than the Sponsor’s fees the Trust had no expenses during the period.

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

c) For the three months ended December 31, 2024: 5 basket was redeemed

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
October 2025	2	100,000	0.00962148
November 2025	-	-	-
December 2025	-	-	-
Total	2	100,000	0.00962148

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: February 04, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: February 04, 2026	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

