Form 10-Q
period 2026-03-31
GraniteShares Platinum Trust
filed 2026-05-08
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

250 Broadway, 24th Floor

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

As of May 08, 2026, the Registrant had 12,050,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2026

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At March 31, 2026 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except share and per share data	March 31, 2026	June 30, 2025
	(unaudited)
Assets
Investment in platinum, at fair value (1)	$220,854	$85,235
Platinum receivable for fund shares sold	-	3,252
Total Assets	$220,854	$88,487

Liabilities
Payable for platinum purchased	$-	$3,252
Fees payable to Sponsor	116	29
Total Liabilities	116	3,281
Net Assets	$220,738	$85,206

Shares issued and outstanding (2)	12,050,000	6,550,000
Net asset value per Share	$18.32	$13.01

(1)	Cost of investment in platinum: $182,134 and $65,762, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At March 31, 2026 (unaudited) and June 30, 2025

Amounts in 000’s of US$, except for ounces and percentages

March 31, 2026 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	115,751.508	$182,134	$220,854	100.05%
Total investment		$182,134	$220,854	100.05%
Liabilities in excess of other assets			$(116)	(0.05)%
Net Assets			$220,738	100.00%

June 30, 2025	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	63,137.357	$65,762	$85,235	100.03%
Total investment		$65,762	$85,235	100.03%
Liabilities in excess of other assets			$(29)	(0.03)%
Net assets			$85,206	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three and nine months ended March 31, 2026 and 2025

Amounts in 000’s of US$, except per share data	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025

Expenses
Sponsor fees	$351	$62	$663	$169
Total expenses	351	62	663	169
Net investment loss	(351)	(62)	(663)	(169)

Net realized and unrealized gain (loss)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	95	(2)	162	(9)
Platinum bullion distributed for the redemption of Shares	9,943	(25)	10,524	(179)
Net realized gain (loss)	10,038	(27)	10,686	(188)
Net change in unrealized appreciation (depreciation)	(35,376)	4,096	19,247	(226)
Net realized and unrealized gain (loss)	(25,338)	4,069	29,933	(414)
Net increase (decrease) in net assets resulting from operations	$(25,689)	$4,007	$29,270	$(583)

Net increase (decrease) in net assets per share	$(1.90)	$0.75	$2.94	$(0.12)
Weighted average number of shares (in 000’s)	13,499	5,342	9,968	4,823

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three and nine months ended March 31, 2026 and 2025

Amounts in 000’s of US$	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025

Net Assets – beginning of the period	$233,824	$45,905	$85,206	$43,119
Creations of 2,550,000, 200,000, 8,150,000, and 1,200,000 shares respectively	60,320	1,805	156,214	10,968
Redemptions of 2,500,000, 150,000, 2,650,000 and 350,000 shares respectively	(47,717)	(1,425)	(49,952)	(3,212)
Net investment loss	(351)	(62)	(663)	(169)
Net realized gain (loss) from platinum bullion sold to pay expenses	95	(2)	162	(9)
Net realized gain (loss) from platinum bullion distributed for redemptions	9,943	(25)	10,524	(179)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(35,376)	4,096	19,247	(226
Net Assets – end of period	$220,738	$50,292	$220,738	$50,292

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three and nine months ended March 31, 2026 and 2025

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2026	Nine Months Ended March 31, 2025
Net asset value per Share at beginning of period	$19.49	$8.83	$13.01	$9.80
Net investment loss (1)	(0.03)	(0.01)	(0.07)	(0.04)
Net realized and unrealized gain (loss) on investment in platinum	(1.14)	0.76	5.38	(0.18)
Net change in net assets from operations	(1.17)	0.75	5.31	(0.22)
Net asset value per Share at end of period	$18.32	$9.58	$18.32	$9.58

Market Value per Share at end of period	$18.91	$9.68	$18.91	$9.68

Total return ratio, at net asset value(2)	(6.00)%	8.49%	40.81%	(2.24)%
Total return ratio, at market price	(4.16)%	10.13%	45.46%	0.10%
Net assets ($000’s)	$220,738	$50,292	$220,738	$50,292

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.96% and 99.88% of platinum is in the form of good delivery platinum bars as of March 31, 2026 and 2025, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
March 31, 2026	Level 1	Level 2	Level 3
Investment in Platinum	$220,854	$–	$–
Total	$220,854	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$85,235	$–	$–
Total	$85,235	$–	$–

There were no transfers between Level 1 and other Levels for the period ended March 31, 2026 and year ended June 30, 2025.

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

As of the period ended March 31, 2026, the fees payable to the Sponsor were $115,682. As of the fiscal year ended June 30, 2025, the fees payable to the Sponsor were $29,422.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three and nine months ended March 31, 2026, and 2025.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of March 31, 2026 and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of March 31, 2026, the 2025, 2024, 2023 and 2022 tax years remain open for examination.

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

2.7 Recently Adopted Accounting Pronouncement

The Trust adopted the FASB Accounting Standards Update 2023-09, “Income Taxes (Topic 740) Improvements to Income Tax Disclosures” (“ASU 2023-09”), which establishes new income tax disclosure requirements and modifies or eliminates certain existing disclosure provisions.  The amendments in this ASU are intended to address investor requests for more transparency about income tax information and to improve the effectiveness of income tax disclosures.  The Trust’s adoption of ASU 2023-09 did not have a material impact on the Trust’s financial statements.

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the period ended March 31, 2026.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	63,137.357	$85,235
Platinum contributed	78,379.027	156,215
Platinum distributed	(25,764.876)	(39,843)
Change in unrealized appreciation (depreciation)	-	19,247
Ending balance as of March 31, 2026	115,751.508	$220,854

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2025.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	$43,136
Platinum contributed	30,391.246	32,318
Platinum distributed	(9,878.943)	(9,925)
Change in unrealized appreciation (depreciation)	–	19,706)
Ending balance as of June 30, 2025	63,137.357	$85,235

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At March 31, 2026 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s net asset value decreased from $233,824,339 on December 31, 2025 to $220,738,196 on March 31, 2026, a 5.60% decrease. The Trust’s net asset value decreased due to the negative change in the price of platinum, which moved from $2,027.00 on December 31, 2025 to $1,908.00 on March 31, 2026, or -5.87%. The impact of the change in platinum price was reduced by a positive change in the number of shares outstanding from 12,000,000 to 12,050,000, or 0.42%. The 50,000 shares increase was the result of 51 creation orders and 50 redemption orders (50,000 shares per creation order).

The 6.00% decrease in the Trust’s net asset value per share, from $19.49 on December 31, 2025, to $18.32 on March 31, 2026, is directly related to the 5.87% decrease in the price of platinum.

The Trust’s net asset value per share decreased more than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $351,389 for the quarter, or 0.123% of the Trust’s average weighted net assets of $284,883,201 during the quarter. The net asset value per share of $27.02 on January 26, 2026, was the highest during the quarter, compared with a low during the quarter of $17.75 on March 27, 2026.

The net decrease in net assets resulting from operations for the quarter ended March 31, 2026, was $25,689,957, resulting from an unrealized loss on investment in platinum bullion of $35,376,043, decreased by a gain of $10,037,475 on metal sold to cover the redemption orders and the Sponsor’s fees and decreased by the Sponsor’s fees of $351,389. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

Nine Months Ended March 31, 2026

The Trust’s net asset value increased from $85,206,010 on June 30, 2025 to $220,738,196 on March 31, 2026, a 159.06% increase. The Trust’s number of shares outstanding increased from 6,550,000 to 12,050,000 over this period, or +83.97%. The 5,500,000 shares increase was the net result of 163 creations orders and 53 redemption orders (50,000 shares per creation and redemption order). The positive impact in the number of shares outstanding was increased by the price of platinum, which increased 41.33% from $1,350.00 on June 30, 2025, to $1,908.00 on March 31, 2026.

The 40.81% increase in the Trust’s net asset value per share, from $13.01 on June 30, 2025, to $18.32 on March 31, 2026, is directly related to the 41.33% increase in the price of platinum.

The Trust’s net asset value per share increased less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $663,154 for the period, or 0.375% of the Trust’s average weighted net assets of $177,184,645 during the period. The net asset value per share of $27.02 on January 26, 2026 was the highest during the period, compared with a low during the period of $12.54 on August 01, 2025.

Net increase in net assets resulting from operations for the 9 months period ending March 31, 2026, was $29,269,172, resulting from an unrealized gain on investment in platinum bullion of $19,246,386, increased by a gain of $10,685,940 on metal sold to cover the redemption orders and the Sponsor’s fees, but reduced by the Sponsor’s fees of $663,154. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended March 31, 2026:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
January 2026	-	-	-
February 2026	-	-	-
March 2026	50	2,500,000	0.0096026
Total	50	2,500,000	0.0096026

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: May 08, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: May 08, 2026	/s/ Benoit Autier
Benoit Autier*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

