Form 10-K
period 2026-06-30
GraniteShares Platinum Trust
filed 2026-08-13
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38349

GRANITESHARES PLATINUM TRUST

(Exact name of registrant as specified in its charter)

New York	82-6644954
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o GRANITESHARES LLC
250 Broadway – 24th floor New York, NY	10007
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(646) 876 5096

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
GraniteShares Platinum Shares	NYSE Arca

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Aggregate market value of the registrant’s Shares outstanding based upon the closing price of a Share on June 30, 2026, as reported by the NYSE Arca, Inc. on that date: $162,846,000.

As of August 13, 2026, GraniteShares Platinum Trust has 10,900,000 GraniteShares Platinum Shares outstanding.

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

The Trust’s Shares at redeemable value increased from $85,206,010, on June 30, 2025, to $163,763,382, on June 30, 2026, the Trust’s fiscal year end. The Outstanding Shares in the Trust increased from 6,550,000 Shares on June 30, 2025 to 10,900,000 Shares on June 30, 2026.

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

World Platinum Supply and Demand 2022–2026

The following table sets forth a summary of the world platinum supply and demand for the last five years and is based on information reported by the PGM 2026 Market Report prepared by Johnson Matthey.

(000 ounces)	2022	2023	2024	2025	2026
Supply
Mine Production
South Africa	3,966	3,961	4,154	3,957	3,873
Russia	350	850	700	650	630
North America	270	288	264	224	235
Others	648	677	706	726	717
Total Mine Production	5,234	5,776	5,824	5,557	5,455
Automotive	1,201	1,082	1,092	1,132	1,204
Jewelry and Electrical Recycling	321	284	307	415	372
Total Supply	6,756	7,142	7,223	7,104	7,031
Demand
Automotive	2,742	3,356	3,389	3,329	3,226
Jewelry	1,401	1,372	1,380	1,507	1,349
Chemical	700	634	549	614	633
Electronics	241	206	236	261	277
Glass	875	813	459	428	443
Investment	(475)	179	523	556	171
Medical and biomedical	245	258	266	281	282
Other	944	1,001	980	1,043	1,021
Total Demand	6,673	7,819	7,782	8,019	7,402
Movement in Stocks	83	(677)	(559)	(915)	(371)

Source: Johnson Matthey, PGM Market Report 2026, published May 2026; 2026 includes projected information.

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

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.50% of the net asset value of the Trust and is payable monthly in arrears. The Sponsor may, at its discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Presently, the Sponsor does not intend to waive any part of its fee. However, the Sponsor may, in its sole discretion, agree to rebate all or a portion of the Sponsor’s Fee attributable to Shares held by certain institutional investors subject to minimum shareholding and lock up requirements as determined by the Sponsor to foster stability in the Trust’s asset levels. Any such rebate will be subject to negotiation and written agreement between the Sponsor and the investor on a case-by-case basis. The Sponsor is under no obligation to provide any rebates of the Sponsor’s Fee. Neither the Trust nor the Trustee will be a party to any Sponsor’s Fee rebate arrangements negotiated by the Sponsor. Any Sponsor’s Fee rebate shall be paid from the funds of the Sponsor and not from the assets of the Trust.

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

The Sponsor’s Fee for the year ended June 30, 2026 was $930,015.

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

The Sponsor

The Sponsor is a Delaware limited liability company and was formed on January 6, 2017. The Sponsor’s office is located at 250 Broadway, 24th Floor, New York, New York 10007. Under the Delaware Limited Liability Company Act and the governing documents of the Sponsor, the sole member of the Sponsor, GraniteShares, Inc., is not responsible for the debts, obligations and liabilities of the Sponsor solely by reason of being the sole member of the Sponsor.

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

The Trustee

The Bank of New York Mellon, a banking corporation organized under the laws of the State of New York with trust powers, serves as the Trustee. The Bank of New York Mellon has a trust office at 240 Greenwich Street New York, NY 10286, United States. The Bank of New York Mellon is subject to supervision by the New York State Department of Financial Services and the Board of Governors of the Federal Reserve System. A copy of the Trust Agreement is available for inspection at The Bank of New York Mellon’s trust office identified above. The Bank of New York Mellon had at least $150 million in capital and retained earnings as of June 30, 2026.

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

Beginning on February 28, 2026, the United States and Israel launched airstrikes against Iran, including strikes that killed Iran’s Supreme Leader and other senior officials. Iran responded with military strikes against Israel, US military installations, and US-allied states in the region, and moved to disrupt shipping through the Strait of Hormuz, a critical corridor for global energy trade. Ceasefire deals have been intermittently in place, but hostilities have continued since, including sustained US strikes on Iranian military and infrastructure targets, retaliatory strikes by Iran and allied militias against US and partner-country installations across the region, and a blockade declared by Yemen’s Houthi movement against Saudi Arabia. The International Energy Agency has characterized the resulting disruption to oil markets as among the most severe in the industry’s history. The conflict’s effect on broader financial markets, and its potential to widen further or draw in additional regional and global actors, could increase volatility in the price of gold and the price of the Shares. As with the conflicts in the Middle East and Ukraine described above, sanctions, shipping and logistics disruptions, and broader economic fallout stemming from the conflict could affect the gold market and, in turn, the Trust.

On October 7, 2023, militants from Gaza attacked Israeli towns, killed Israeli civilians and soldiers and took hostages. In response to the attack, Israel declared war against Hamas, attacking Hamas and Islamic targets in Gaza. The conflict has escalated in the past year and Israel is fighting adversaries across the Middle East, including Hezbollah in Lebanon and the Houthis in Yemen and Iran. The responses of countries and political bodies to these events, the larger overarching tensions, Israel’s military response and the potential for wider conflict may increase financial market volatility generally, have adverse effects on regional and global economic markets, and cause volatility in the price of gold and the price of the Shares. In addition, the conflict, along with any global political fallout and implications including sanctions, shipping disruptions, collateral war damage, and a potential expansion of the conflict, could disturb the gold market.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Program Overview

We maintain, routinely review and evaluate our information technology and cybersecurity policies, practices and procedures (our “Cybersecurity Program”). The Cybersecurity Program has various policies and procedures, including an Information and Cybersecurity Policy and Business Continuity/Disaster Recovery Plan.

Management’s Role in Cybersecurity Risk Management

As part of our overall risk management process, our management engages in a risk management review and evaluation, during which management reviews the principal risks relating to our business and operations. Included in this process is a review and evaluation of our risks relating to our Cybersecurity Program.

Oversight of Cybersecurity Risks

The management as a whole has responsibility for the Trust’s risk oversight. The oversight responsibility of the management is enabled by reporting processes that are designed to provide visibility to the management about the identification, assessment and management of critical risks and management’s risk mitigation strategies.

Item 2. Properties

Not applicable.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Trust was formed on January 11, 2018 (the “Date of Inception”) following an initial deposit of platinum. The Trust’s Shares have been listed on the NYSE Arca under the symbol PLTM since its initial public offering on January 18, 2018. The following tables set out the range of high and low closing prices for the Shares as reported for NYSE Arca transactions for each of the quarters during the fiscal year ended June 30, 2026:

Fiscal Year Ended June 30, 2026: Quarter Ended

	High	Low
September 2025	$15.43	$12.47
December 2025	$23.32	$14.52
March 2026	$26.71	$17.49
June 2026	$20.65	$14.94

The number of outstanding Shares of the Trust as of August 13, 2026 was 10,900,000.

Fiscal Year Ended June 30, 2026: Monthly Share Price

The following table sets forth, for each month since inception, the high and low closing prices of the Shares, as reported for NYSE Arca transactions.

	High	Low
July 2025	$14.11	$12.47
August 2025	$13.26	$12.65
September 2025	$15.43	$13.14
October 2025	$16.48	$14.84
November 2025	$16.19	$14.52
December 2025	$23.32	$15.80
January 2026	$26.71	$20.56
February 2026	$22.75	$19.18
March 2026	$22.17	$17.49
April 2026	$20.44	$18.05
May 2026	$20.65	$18.44
June 2026	$18.60	$14.94

Issuer Purchase of Shares

The Trust issues and redeems Shares only with Authorized Participants in exchange for platinum, only in aggregations of 50,000 Shares or integral multiples thereof. A list of current Authorized Participants is available from the Sponsor or the Trustee and is included in Item 7 of this report. Although the Trust does not purchase Shares directly from its Shareholders in connection with the redemption of Baskets, the Trust redeemed as follows during the fiscal year ended June 30, 2026:

Month	Total number of Shares redeemed	Average ounces of platinum per Share
July 2025	-	-
August 2025	50,000	0.0096293
September 2025	-	-
October 2025	100,000	0.0096215
November 2025	-	-
December 2025	-	-
January 2026	-	-
February 2026	-	-
March 2026	2,500,000	0.0096026
April 2026	-	-
May 2026	750,000	0.0095958
June 2026	400,000	0.0095894
Total	3,800,000	0.0096007

Item 6. Selected Financial Data

The following selected financial data for the reporting periods should be read in conjunction with the Trust’s financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	June 30, 2026	June 30, 2025
(Amounts in 000’s of US$, except per Share data)
Total assets	$163,840	$88,487
Total gain / (loss) on platinum	$(6,068)	$20,328
Change in net assets from operations	$(6,998)	$20,085
Weighted average number of Shares (in 000’s)	10,375	5,057
Net increase / (decrease) in net assets per Share	$(0.67)	$3.97

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

NAV per Share vs. 1/100th platinum price from January 11, 2018 (the Date of Inception) to June 30, 2026(1)

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

	June 30, 2026	June 30, 2025
(Amounts in 000’s of US$)
Investment in platinum - cost	$164,519	$65,762
Unrealized gain / (loss) on investment in platinum	(679)	19,473
Investment in platinum - fair value	$163,840	$85,235

Inspection of Platinum

Under the Custody Agreements, the Trustee, the Sponsor and the Sponsor’s auditors and inspectors may, only up to twice a year, visit the premises of the Custodian for the purpose of examining the Trust’s platinum and certain related records maintained by the Custodian.

The Sponsor has exercised its right to visit the Custodian in order to examine the platinum and the records maintained by them. The most recent inspection by Bureau Veritas, a leading commodity inspection and testing company retained by the Sponsor, of the Custodian was conducted as of June 30, 2026.

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At June 30, 2026 the Trust did not have any cash balances.

Review of Financial Results

Financial Highlights

	June 30, 2026	June 30, 2025
(Amounts in 000’s of US$)
Total gain / (loss) on platinum	$(6,068)	$20,328
Change in net assets from operations	$(6,998)	$20,085
Net increase (decrease) in net assets per share	$(0.67)	$3.97

Fiscal year ended June 30, 2026

The Trust’s NAV increased from $ 85,206,010 on June 30, 2025, to $163,763,383 on June 30, 2026, a 92.20% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares from 6,550,000 Shares on June 30, 2025, to 10,900,000 Shares on June 30, 2026, a result of 8,150,000 Shares (163 Baskets) being created and 3,800,000 Shares (76 Baskets) being redeemed during that period (a 66.41% increase), as well as an increase in the platinum price from $1,350 per ounce on June 30, 2025, to $1,567 per ounce on June 30, 2026, a 16.07% increase.

The NAV per Share increased 15.45% from $ 13.01 on June 30, 2025 to $15.02 on June 30, 2026. The Trust’s NAV per Share increased slightly less than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $930,015 for the year, or 0.50 % of the Trust’s assets on an annualized basis.

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

Fiscal year ended June 30, 2024

The Trust’s NAV increased from $ 34,919,057 on June 30, 2023 to $ 43,119,274 on June 30, 2024, a 23.48% increase for the year. The increase in the Trust’s NAV resulted primarily from an increase in outstanding Shares from 4,000,000 Shares on June 30, 2023 to 4,400,000 Shares on June 30, 2024, a result of 850,000 Shares (17 Baskets) being created and 450,000 Shares (9 Baskets) being redeemed during that period

The NAV per Share increased 12.26% from $ 8.73 on June 30, 2023 to $9.80 on June 30, 2024. The price per ounce of platinum increased 12.82% $ 897 on June 30, 2023 to $1,012 on June 30, 2024. The Trust’s NAV per Share decreased slightly more than the price per ounce of platinum on a percentage basis due to the Sponsor’s Fee, which was $187,695 for the year, or 0.50% of the Trust’s assets on an annualized basis

Off-Balance Sheet Arrangements

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

Item 8. Financial Statements and Supplementary Data (Unaudited)

Quarterly Income Statements

Fiscal year ended June 30, 2026

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2025	December 31, 2025	March 31, 2026	June 30, 2026	June 30, 2026
Expenses
Sponsor’s Fee	$117	$195	$351	$267	$930
Total expenses	117	195	351	267	930
Net investment loss	(117)	(195)	(351)	(267)	(930)

Net realized and unrealized gain (loss)
Realized gain/(loss) on platinum sold to pay expenses	23	44	95	50	212
Realized gain/(loss) on platinum distributed for the redemption of Shares	137	444	9,943	3,348	13,872
Change in unrealized gain / (loss) on investment in platinum	15,734	38,889	(35,376)	(39,399)	(20,152)
Total gain / (loss) on platinum	15,894	39,377	(25,338)	(36,001)	(6,068)

Change in net assets from operations	$15,777	$39,182	$(25,689)	$(36,268)	$(6,998)

Net increase / (decrease) in net assets per Share	$2.26	$4.12	$(1.90)	$(3.13)	$(0.67)

Weighted average number of Shares (000’s)	6,981	9,500	13,499	11,600	10,375

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2025

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2024	December 31, 2024	March 31, 2025	June 30, 2025	June 30, 2025
EXPENSES
Sponsor’s Fee	$52	$55	$62	$74	$243
Total expenses	52	55	62	74	243
Net investment loss	(52)	(55)	(62)	(74)	(243)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(3)	(4)	(2)	3	(6)
Realized gain/(loss) on platinum distributed for the redemption of Shares	-	(154)	(25)	807	628
Change in unrealized gain / (loss) on investment in platinum	(1,149)	(3,173)	4,096	19,932	19,706
Total gain / (loss) on platinum	(1,152)	(3,331)	4,069	20,742	20,328

Change in net assets from operations	$(1,204)	$(3,386)	$4,007	$20,668	$20,085

Net increase / (decrease) in net assets per Share	$(0.27)	$(0.71)	$0.75	$3.59	$3.97

Weighted average number of Shares (000’s)	4,400	4,739	5,342	5,763	5,057

(1)	Amounts do not round to $1

Fiscal year ended June 30, 2024

	Three months ended				Year ended
(Amounts in 000’s of US$, except for Share and per Share data)	September 30, 2023	December 31, 2023	March 31, 2024	June 30, 2024	June 30, 2024
EXPENSES
Sponsor’s Fee	$47	$45	$45	$51	$188
Total expenses	47	45	45	51	188
Net investment loss	(47)	(45)	(45)	(51)	(188)

REALIZED AND UNREALIZED GAINS / (LOSSES)
Realized gain/(loss) on platinum sold to pay expenses	(6)	(6)	(5)	(3)	(20)
Realized gain/(loss) on platinum distributed for the redemption of Shares	(168)	(44)	-	1	(211)
Change in unrealized gain / (loss) on investment in platinum	1,487	3,353	(3,875)	4,222	5,187
Total gain / (loss) on platinum	1,313	3,303	(3,880)	4,220	4,956

Change in net assets from operations	$1,266	$3,258	$(3,925)	$4,169	$4,768

Net increase / (decrease) in net assets per Share	$0.31	$0.80	$(0.96)	$(0.98)	$1.15

Weighted average number of Shares (000’s)	4,120	4,059	4,108	4,268	4,139

(1)	Amounts do not round to $1

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

Under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e) and 15d-15(e). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

There have been no changes in the Trust’s or Sponsor’s internal control over financial reporting that occurred during the Trust’s recently completed fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s or Sponsor’s internal control over financial reporting.

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

The Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Chief Executive Officer and Chief Financial Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2024.

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

Benoit Autier served as the Chief Accounting Officer (“CAO”) and Head of Product of the Sponsor from the fund’s inception on January 6, 2017 until June 1, 2026. Mr. Autier was previously the Head of Product Management for the World Gold Council from September 2015 to October 2016. From January 2015 to September 2015, Mr. Autier was the President of ETF Securities Advisors, LLC, an affiliate of ETF Securities. As President, Mr. Autier managed all aspects of implementation of ETF Securities’ platform for funds registered under the Investment Company Act of 1940, as amended. Mr. Autier was also the Head of Product Management of ETF Securities from July 2005 to September 2015. Mr. Autier designed and implemented operational processes for over 300 European and U.S. financial products in that role. Mr. Autier previously was employed by Flow Traders, one of the leading market makers in Europe for exchange-traded commodities; by KPMG in Paris as a senior consultant; and by Ernst and Young Corporate Finance. Mr. Autier holds a Masters in Finance from London Business School. Mr. Autier is 48 years old.

Brandon DallAcqua assumed the role of Chief Accounting Officer (“CAO”) effective June 1, 2026. Mr. DallAcqua also serves as the Chief Financial Officer for GraniteShares Inc and its subsidiary companies. Previously he was the Vice President of Finance for Tidal Financial Group and Toroso Investments, in addition to CFO roles in other industries. Mr. DallAcqua holds a Bachelors degree in Finance and International Business from Northeastern University. Mr. DallAcqua is 42 years old.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Trust has no directors or executive officers.

Item 14. Principal Accounting Fees and Services

Fees for services performed by Tait, Weller & Baker, LLP, for the fiscal years ended June 30, 2026 and 2025 respectively:

	June 30, 2026	June 30, 2025

Audit fees – Tait, Weller & Baker	$23,500	$23,500

	$23,500	$23,500

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: August 13, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: August 13, 2026	/s/ Brandon Dall’Acqua
Brandon Dall’Acqua*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

GRANITESHARES PLATINUM TRUST

FINANCIAL STATEMENTS AS OF JUNE 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Management of the Trust’s Sponsor and Shareholders of

GraniteShares Platinum Trust

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of GraniteShares Platinum Trust (the “Trust”), including the schedules of investments, as of June 30, 2026 and 2025, the related statements of operations, the statements of changes in net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2026 and 2025, and the results of its operations, the changes in its net assets, and the financial highlights for each of the years in the three-year period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of the evidence pertaining to the existence of the platinum holdings

As disclosed in the schedule of investments, as of June 30, 2026, the Trust’s market value of platinum holdings was $163,840,509 representing 100.05% of the Trust’s net assets and 104,556.802 ounces of platinum holdings. The investments in platinum was held by a third-party custodian (the “Custodian”).

We identified the evaluation of the evidence pertaining to the existence of the platinum holdings as a critical audit matter. Given the nature and volume of platinum holdings, subjective auditor judgement was required to evaluate the extent and nature of evidence obtained to assess the quantity of platinum held by the Custodian.

The following are the primary procedures we performed to address the critical audit matter. We obtained a schedule directly from the Custodian of the Trust’s platinum holdings held by the Custodian as of June 30, 2026. We compared the total ounces on such schedule to the Trust’s record of platinum holdings. We also obtained the results of the physical count and brand purity of the Trust’s platinum holdings performed at the Custodian’s location by a third party directly from such third party and reconciled the results to the Trust’s and Custodian’s record of holdings.

TAIT, WELLER & BAKER LLP

Philadelphia, Pennsylvania

August 13, 2026

GRANITESHARES PLATINUM TRUST

Statements of Assets and Liabilities

At June 30, 2026 and 2025

Amounts in 000’s of US$ except share and per share data	June 30, 2026	June 30, 2025
Assets
Investment in platinum, at fair value(1)	$163,840	$85,235
Platinum receivable for fund shares sold	$-	$3,252
Total Assets	$163,840	$88,487
Liabilities
Payable for platinum purchased	$-	3,252
Fees payable to Sponsor	$77	$29
Total Liabilities	77	3,281
Net Assets	$163,763	$85,206
Shares issued and outstanding(2)	10,900,000	6,550,000
Net asset value per Share	$15.02	$13.01

(1)	Cost of investment in platinum: $164,519 and $65,762, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Schedules of Investments

At June 30, 2026 and 2025

Amounts in 000’s of US$, except for ounces and percentages

June 30, 2026	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	104,556.802	$164,519	$163,840	100.05%
Total investment		$164,519	$163,840	100.05%
Liabilities in excess of other assets			$(77)	(0.05)%
Net assets			$163,763	100.00%

June 30, 2025	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	63,137.357	$65,762	$85,235	100.03%
Total investment		$65,762	$85,235	100.03%
Liabilities in excess of other assets			$(29)	(0.03)%
Net assets			$85,206	100.00%

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Operations

For the years ended June 30, 2026, 2025 and 2024

Amounts in 000’s of US$, except per share data	Year Ended June 30, 2026	Year Ended June 30, 2025	Year Ended June 30, 2024

Expenses
Sponsor fees	$930	$243	$188
Total expenses	930	243	188
Net investment loss	(930)	(243)	(188)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	212	(6)	(20)
Platinum bullion distributed for the redemption of Shares	13,872	628	(211)
Net realized gain (loss)	14,084	622	(231)
Net change in unrealized appreciation (depreciation)	(20,152)	19,706	5,187
Net realized and unrealized gain (loss)	(6,068)	20,328	4,956
Net increase (decrease) in net assets resulting from operations	$(6,998)	$20,085	$4,768

Net increase (decrease) in net assets per share	$(0.67)	$3.97	$1.15
Weighted average number of shares (in 000’s)	10,375	5,057	4,139

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Statements of Changes in Net Assets

For the years ended June 30, 2026, 2025 and 2024

Amounts in 000’s of US$	Year Ended June 30, 2026	Year Ended June 30, 2025	Year Ended June 30, 2024
Net Assets – beginning of year	$85,206	$43,119	$34,919
Creation of 8,150,000, 3,150,000, and 850,000 shares respectively	156,215	32,318	7,695
Redemption of (3,800,000), (1,000,000), and (450,000), shares respectively	(70,660)	(10,316)	(4,263)
Net investment income (loss)	(930)	(243)	(188)
Net realized gain (loss) from platinum bullion sold to pay expenses	212	(6)	(20)
Net realized gain (loss) from platinum bullion distributed for redemptions	13,872	628	(211)
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	(20,152)	19,706	5,187
Net Assets – end of year	$163,763	$85,206	$43,119

See Notes to the Financial Statements

GRANITESHARES PLATINUM TRUST

Financial Highlights

For the years ended June 30, 2026, 2025 and 2024

Per Share Performance (for a Share outstanding throughout each year)	Year Ended June 30, 2026	Year Ended June 30, 2025	Year Ended June 30, 2024

Net asset value per Share at beginning of year	$13.01	$9.80	$8.73
Net investment (loss)(1)	(0.09)	(0.05)	(0.05)
Net realized and unrealized gain (loss) on investment in platinum	2.10	3.26	1.12
Net change in net assets from operations	2.01	3.21	1.07
Net asset value per Share at end of year	$15.02	$13.01	$9.80

Market value per Share at the end of the year	$14.94	$13.00	$9.67

Total return ratio, at net asset value	15.45%	32.76%	12.26%
Total return ratio, at market price	14.92%	34.44%	9.39%

Net assets ($000’s)	$163,763	$85,206	$43,119

Ratio to average net assets
Net investment loss	(0.50)%	(0.50)%	(0.50)%
Expenses	0.50%	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.

See Notes to the Financial Statements

Notes to the Financial Statements for the year ended June 30, 2026

1. Organization

GraniteShares Platinum Trust (the “Trust”) is an investment trust formed on January 11, 2018, under New York law pursuant to a trust indenture. The Sponsor of the Trust, GraniteShares LLC (the “Sponsor”), is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.89% and 99.81% of platinum is in the form of good delivery platinum bars as of June 30, 2026 and 2025, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2026	Level 1	Level 2	Level 3
Investment in Platinum	$163,840	$–	$–
Total	$163,840	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2025	Level 1	Level 2	Level 3
Investment in Platinum	$85,235	$–	$–
Total	$85,235	$–	$–

There were no transfers between Level 1 and other Levels for the years ended June 30, 2026 and 2025.

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

The fees payable to the Sponsor were $77,126 as of June 30, 2026 and $29,422 as of June 30, 2025. The Sponsor’s Fee was $930,015 for the year ended June 30, 2026, or 0.50% of the Trust’s assets on an annualized basis, $242,983 for the year ended June 30, 2025, or 0.50% of the Trust’s assets on an annualized basis, and $187,695 for the year ended June 30, 2024, or 0.50% of the Trust’s assets on an annualized basis.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the year ended June 30, 2026, 2025 and 2024.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of June 30, 2026 and June 30, 2025.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of June 30, 2026, the 2026, 2025, 2024 and 2023 tax years remain open for examination.

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

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the year ended June 30, 2026:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	63,137.357	$85,235
Platinum contributed	78,379.027	156,215
Platinum distributed	(36,959.582)	(57,458)
Change in unrealized appreciation (depreciation)	-	(20,152)
Ending balance as of June 30, 2026	104,556.802	$163,840

Changes in ounces of platinum and their respective values for the year ended June 30, 2025.

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2024	42,625.054	$43,136
Platinum contributed	30,391.246	32,318
Platinum distributed	(9,878.943)	(9,925)
Change in unrealized appreciation (depreciation)	–	19,706
Ending balance as of June 30, 2025	63,137.357	$85,235

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

