Form 10-Q
period 2026-09-30
GraniteShares Platinum Trust
filed 2026-11-06
CIK 1690842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 6, 2026, the Registrant had 10,600,000 Shares outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	PLTM	NYSE Arca, Inc.

GRANITESHARES PLATINUM TRUST

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2026

PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements

Statements of Assets and Liabilities

At September 30, 2026 (unaudited) and June 30, 2026

Amounts in 000’s of US$, except share and per share data	September 30, 2026	June 30, 2026
	(unaudited)
Assets
Investment in platinum, at fair value (1)	$178,173	$163,840
Total Assets	$178,173	$163,840

Liabilities
Fees payable to Sponsor	$78	$77
Total Liabilities	78	77
Net Assets	$178,095	$163,763

Shares issued and outstanding (2)	10,850,000	10,900,000
Net asset value per Share	$16.41	$15.02

(1)	Cost of investment in platinum: $164,298 and $164,519, respectively.
(2)	No par value, unlimited amount authorized.

See Notes to the Financial Statements

Schedules of Investments

At September 30, 2026 (unaudited) and June 30, 2026

Amounts in 000’s of US$, except for ounces and percentages

September 30, 2026 (unaudited)	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	103,945.788	$164,298	$178,173	100.04%
Total investment		$164,298	$178,173	100.04%
Liabilities in excess of other assets			$(78)	(0.04)%
Net Assets			$178,095	100.00%

June 30, 2026	Ounces of platinum	Cost	Value	% of Net Assets
Platinum	104,556.802	$164,519	$163,840	100.05%
Total investment		$164,519	$163,840	100.05%
Liabilities in excess of other assets			$(77)	(0.05)%
Net assets			$163,763	100.00%

See Notes to the Financial Statements

Statements of Operations (unaudited)

For the three months ended September 30, 2026 and 2025

Amounts in 000’s of US$, except per share data	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Expenses
Sponsor fees	$229	$117
Total expenses	229	117
Net investment loss	(229)	(117)

Net realized and unrealized gains (losses)
Net realized gain (loss) from:
Platinum bullion sold to pay expenses	18	23
Platinum bullion distributed for the redemption of Shares	497	137
Net realized gain	515	160
Net change in unrealized appreciation (depreciation)	14,554	15,734
Net realized and unrealized gain (loss)	15,069	15,894
Net increase (decrease) in net assets resulting from operations	$14,840	$15,777

Net increase (decrease) in net assets per share	$1.35	$2.26
Weighted average number of shares (in 000’s)	10,981	6,981

See Notes to the Financial Statements

Statements of Changes in Net Assets (unaudited)

For the three months ended September 30, 2026 and 2025

Amounts in 000’s of US$	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025

Net Assets – beginning of the period	$163,763	$85,206
Creations of 250,000 and 2,050,000 shares respectively	4,530	28,940
Redemptions of (300,000) and (50,000) shares respectively	(5,038)	(649)
Net investment loss	(229)	(117)
Net realized gain (loss) from platinum bullion sold to pay expenses	18	23
Net realized gain (loss) from platinum bullion distributed for redemptions	497	137
Net change in unrealized appreciation (depreciation) on investment in platinum bullion	14,554	15,734
Net Assets – end of period	$178,095	$129,274

See Notes to the Financial Statements

Financial Highlights (unaudited)

For the three months ended September 30, 2026 and 2025

Per Share Performance (for a Share outstanding throughout each period)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net asset value per Share at beginning of period	$15.02	$13.01
Net investment loss (1)	(0.02)	(0.02)
Net realized and unrealized gain (loss) on investment in platinum	1.41	2.13
Net change in net assets from operations	1.39	2.11
Net asset value per Share at end of period	$16.41	$15.12

Market value per Share at end of period	$16.34	$15.11

Total return ratio, at net asset value(2)	9.25%	16.22%
Total return ratio, at market price(2)	9.37%	16.23%
Net assets ($000’s)	$178,095	$129,274

Ratio to average net assets
Net investment loss (3)	(0.50)%	(0.50)%
Expenses (3)	0.50%	0.50%

(1)	Calculated using the average shares outstanding method.
(2)	Percentage not annualized.
(3)	Percentage annualized.

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

Platinum is held by ICBC Standard Bank Plc (the “Custodian”), on behalf of the Trust, at the Custodian’s London, United Kingdom vaulting premises. 99.98% and 99.99% of platinum is in the form of good delivery platinum bars as of September 30, 2026 and 2025, respectively. A current list of all platinum held by the Custodian is available on the sponsor’s website. The cost of platinum is determined according to the average cost method and the fair value is based on the London Bullion Market Association (“LBMA”) Platinum Price PM.

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

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
September 30, 2026	Level 1	Level 2	Level 3
Investment in Platinum	$178,173	$–	$–
Total	$178,173	$–	$–

The following table summarizes the Trust’s investments at fair value:

(Amounts in 000’s of US$)
June 30, 2026	Level 1	Level 2	Level 3
Investment in Platinum	$163,840	$–	$–
Total	$163,840	$–	$–

There were no transfers between Level 1 and other Levels for the period ended September 30, 2026 and year ended June 30, 2026.

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

As of the period ended September 30, 2026, the fees payable to the Sponsor were $78,314. As of the year ended June 30, 2026, the fees payable to the Sponsor were $77,126.

With respect to expenses not otherwise assumed by the Sponsor, the Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay these expenses. When selling platinum to pay expenses, the Trustee will endeavor to sell the smallest amounts of platinum needed to pay these expenses in order to minimize the Trust’s holdings of assets other than platinum. Other than the Sponsor’s Fee, the Trust had no expenses during the three months ended September 30, 2026 and 2025.

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

The Sponsor has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions are required as of September 30, 2026 and June 30, 2026.

The Sponsor evaluates tax positions taken or expected to be taken in the course of preparing the Trust’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet that threshold would be recorded as an expense in the current year. The Trust is required to analyze all open tax years. Open tax years are those years that are open for examination by the relevant income taxing authority. As of September 30, 2026, the 2026, 2025, 2024 and 2023 tax years remain open for examination.

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

3. Investment in Platinum

Changes in ounces of platinum and their respective values for the quarter ended September 30, 2026:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2026	104,556.802	$163,840
Platinum contributed	2,395.305	4,530
Platinum distributed	(3,006.319)	(4,751)
Change in unrealized appreciation (depreciation)	-	14,554
Ending balance as of September 30, 2026	103,945.788	$178,173

Changes in ounces of platinum and their respective values for the fiscal year ended June 30, 2026:

Amounts in 000’s of US$, except for ounces data	Ounces	Fair Value
Opening balance as of June 30, 2025	63,137.357	$85,235
Platinum contributed	78,379.027	156,215
Platinum distributed	(36,959.582)	(57,458)
Change in unrealized appreciation (depreciation)	–	(20,152)
Ending balance as of June 30, 2026	104,556.802	$163,840

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

The Trustee will, at the direction of the Sponsor or in its own discretion, sell the Trust’s platinum as necessary to pay the Trust’s expenses not otherwise assumed by the Sponsor. The Trustee will not sell platinum to pay the Sponsor’s Fee but will pay the Sponsor’s Fee through in-kind transfers of platinum to the Sponsor. At September 30, 2026 the Trust did not have any cash balances.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $163,763,383 on June 30, 2026 to $178,095,162 on September 30, 2026, a 8.75% increase. The Trust’s net asset value increased due to the positive change in the price of platinum, which moved from $1,567.00 on June 30, 2026 to $1,714.10 on September 30, 2026, an increase of 9.39%. The impact of the change in platinum price was reduced by a negative change in the number of shares outstanding from 10,900,000 on June 30, 2026 to 10,850,000 on September 30, 2026, or (0.46%). The 50,000 shares decrease was the result of 5 creation orders and 6 redemption orders (50,000 shares per creation order).

The 9.25% increase in the Trust’s net asset value per share, from $15.02 on June 30, 2026, to $16.41 on September 30, 2026, is directly related to the 9.39% increase in the price of platinum.

The Trust’s net asset value per share increased less than the price of platinum on a percentage basis due to the Sponsor’s fees, which were $228,713 for the quarter, or 0.126% of the Trust’s average weighted net assets of $181,633,060 during the quarter. The net asset value per share of $18.12 on September 9, 2026, was the highest during the quarter, compared with a low during the quarter of $15.05 on July 1, 2026.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026, was $14,840,364, resulting from an unrealized gain on investment in platinum bullion of $14,554,505, increased by a gain of $514,572 on metal sold to cover the redemption orders and the Sponsor’s fees and decreased by the Sponsor’s fees of $228,713. Other than the Sponsor’s fees the Trust had no expenses during the quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) For the three months ended September 30, 2026:

Period	Total Baskets Redeemed	Total Shares Redeemed	Average ounces of platinum per Share
July 2026	-	-	-
August 2026	-	-	-
September 2026	6	300,000	0.0093225
Total	6	300000	0.0093225

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

GraniteShares LLC
Sponsor of the GraniteShares Platinum Trust
(Registrant)

Date: November 6, 2026	/s/ William Rhind
William Rhind*
CEO and CFO

Date: November 6, 2026	/s/ Brandon DallAcqua
Brandon DallAcqua*
Chief Accounting Officer

*The Registrant is a trust and the persons are signing in their capacities as officers of GraniteShares LLC, the Sponsor of the Registrant.

